Form 10QSB
period 1996-06-30
ST LANDRY FINANCIAL CORP
filed 1996-08-13
CIK 933981

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended           June 30, 1996
                                 -------------------------------

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________

                           OTS Docket number  06172
                                              -----

                   Commission File Number            0-25486
                                                     -------

                        St. Landry Financial Corporation
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                 72-1284436
           --------                                 ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


              Post Office Box 72, Opelousas, Louisiana 70571-0072
              ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (318) 942-5748
                                 --------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    -----     -----

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share                459,093
- --------------------------------------     ------------------------------
               Class                       (Outstanding at June 30, 1996)


Transitional Small Business Disclosure Format:

Yes        No   X
    -----     -----

                        ST. LANDRY FINANCIAL CORPORATION
                        --------------------------------

                                     INDEX
                                     -----

                                                                   Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements                          1

         Consolidated Statement of Financial Condition,
         September 30, 1995 and June 30, 1996                            2

         Consolidated Statement of Operations,  Quarters Ended
         June 30, 1995 and 1996                                          3

         Consolidated Statement of Operations, Nine Months Ended
         June 30, 1995 and 1996                                          4

         Consolidated Statement of Changes in Stockholder's Equity       5

         Consolidated Statement of Cash Flows,  Nine months Ended
         June 30, 1995 and 1996                                         6-7

         Notes to Consolidated Financial Statements                     8-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10-17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         18

     Item 2.  Changes Upon Securities                                   18

     Item 3.  Defaults Upon Senior Securities                           18

     Item 4.  Submission of Matters to a Vote of Security Holders       18

     Item 5.  Other Information                                         18

     Item 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                              19

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                       STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1995 AND JUNE 30, 1996

                                                                      SEPTEMBER 30,        JUNE 30,
                                                                           1995             1996
                                                                     --------------  ----------------
                ASSETS
                ------
Cash and cash equivalents                                             $   140,139      $    97,941
Investment securities - available for sale                              1,662,984        1,725,029
Investment securities - held to maturity                                1,485,983          988,998
Mortgage-backed securities - available for sale                         7,349,837        8,283,523
Mortgage-backed securities - held to maturity                           3,895,944        3,179,962
Federal Home Loan Bank stock                                              413,300          437,800
Loans receivable, net                                                  37,355,664       39,359,998
Accrued interest receivable                                               251,981          287,243
Foreclosed real estate, net of allowance                                   42,997           96,393
Premises and equipment                                                    525,534          609,427
Other assets                                                               81,894           31,962
                                                                      -----------      -----------

      Total assets                                                     53,206,257       55,098,276
                                                                      ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities:
- -----------
 Deposits                                                             $43,142,857      $42,527,331
 Advances from Federal Home Loan Bank                                   2,537,938        4,942,091
 Advances by borrowers for taxes and insurance                            106,822           93,998
 Federal income taxes:
   Currently payable                                                                        42,195
   Deferred payable                                                        68,694           96,837
 Accrued expenses and other liabilities                                   177,070          185,743
                                                                      -----------      -----------

      Total liabilities                                                46,033,381       47,888,195
                                                                      -----------      -----------

Stockholders' Equity:
- --------------------
 Common stock, $.01 par value, 1,500,000 shares
   authorized; 475,057 shares outstanding                                   4,591            4,591
 Preferred stock, $.01 par value, 500,000 shares
  authorized; 0 shares outstanding
 Additional paid in capital                                             3,329,657        3,286,418
 Unearned ESOP shares                                                    (264,552)        (264,552)
 Unearned Recognition and Retention Plan shares                                           (247,914)
 Retained Earnings                                                      4,017,478        4,291,205
 Net unrealized gain on available-for-sale securities                      85,702          140,333
                                                                      -----------      -----------

      Total stockholders' equity                                        7,172,876        7,210,081
                                                                      -----------      -----------

     Total liabilities and stockholders' equity                        53,206,257       55,098,276
                                                                      ===========      ===========

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                             STATEMENTS OF INCOME
                     QUARTER ENDED JUNE 30, 1995 AND 1996

                                                                    JUNE 30,       JUNE 30,
                                                                      1995          1996
                                                                  -----------    ------------
INTEREST INCOME
- ---------------
 Loans receivable
    First mortgage loans                                             $640,701     $  752,425
    Savings account loans                                               8,450         10,566
    Consumer loans                                                      2,834         26,193
 Investment securities                                                 52,631         45,241
 Mortgage-backed securities                                           144,951        189,693
                                                                     --------     ----------
            Total interest income                                     849,567      1,024,118
                                                                     --------     ----------

INTEREST EXPENSE
- ----------------
 Deposits                                                             457,167        488,661
 Borrowed funds                                                         6,846         72,245
                                                                     --------     ----------
            Total interest expense                                    464,013        560,906
                                                                     --------     ----------

            Net interest income                                       385,554        463,212

PROVISION FOR LOAN LOSSES                                               5,000
- -------------------------                                            --------     ----------

            Net interest income after provision for loan losses       380,554        463,212
                                                                     --------     ----------

NON-INTEREST INCOME
- -------------------
 Service charges and other fees                                         8,046          6,963
 Insurance commissions                                                  4,033          5,013
 REO operations                                                         1,374
 Other                                                                    135            614
                                                                     --------     ----------
            Total non-interest income                                  13,588         12,590
                                                                     --------     ----------

NON-INTEREST EXPENSE
- --------------------
 General and administrative
    Compensation and  benefits                                        14,8141        15,6373
    Occupancy and equipment                                            28,397         32,673
    Marketing and other professional services                          21,973         29,424
    Deposit insurance premium                                          24,460         25,297
    Net loss (gain) on foreclosed real estate                               0            615
    Real estate owned expense                                               0          5,830
    Other                                                              30,677         34,600
                                                                     --------     ----------
            Total non-interest expense                                253,648        284,812
                                                                     --------     ----------

            Income before income taxes                                140,494        190,990

INCOME TAX EXPENSE                                                     34,000         73,000
- ------------------                                                   --------     ----------

NET INCOME                                                            106,494        117,990
- ----------                                                           ========     ==========

EARNINGS PER COMMON SHARE                                                0.23           0.29
- -------------------------                                            ========     ==========

See accompanying notes to unaudited consolidated  financial statements

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                             STATEMENTS OF INCOME
                   NINE MONTHS ENDED JUNE 30, 1995 AND 1996

                                                                 JUNE 30,           JUNE 30,
                                                                   1995               1996
                                                               ------------      -------------
INTEREST INCOME
- ---------------
 Loans receivable
    First mortgage loans                                         $1,869,348      $2,200,516
    Savings account loans                                            23,473          30,179
    Consumer loans                                                    7,148          75,471
 Investment securities                                              150,538         145,583
 Mortgage-backed securities                                         424,087         544,563
                                                                 ----------      ----------
            Total interest income                                 2,474,594       2,996,312
                                                                 ----------      ----------

INTEREST EXPENSE
- ----------------
 Deposits                                                         1,322,273       1,468,855
 Borrowed funds                                                      59,438         171,478
                                                                 ----------      ----------
            Total interest expense                                1,381,711       1,640,333
                                                                 ----------      ----------

            Net interest income                                   1,092,883       1,355,979

PROVISION FOR LOAN LOSSES                                            30,000          25,000
- -------------------------                                        ----------      ----------

       Net interest income after provision for loan losses        1,062,883       1,330,979
                                                                 ----------      ----------

NON-INTEREST INCOME
- -------------------
 Service charges and other fees                                      18,862          14,594
 Insurance commissions                                               16,405          16,848
 REO operations                                                       4,502
 Other                                                                  475           1,190
                                                                 ----------      ----------
            Total non-interest income                                40,244          32,632
                                                                 ----------      ----------


NON-INTEREST EXPENSE
- --------------------
 General and administrative
    Compensation and  benefits                                      461,100         511,378
    Occupancy and equipment                                          90,184          92,203
    Marketing and other professional services                        54,071          88,347
    Deposit insurance premium                                        73,761          75,376
    Net loss (gain) on foreclosed real estate                                         4,242
    Real estate owned expense                                                         7,410
    Other                                                            95,195         121,009
                                                                 ----------      ----------
            Total non-interest expense                              774,311         899,965
                                                                 ----------      ----------

            Income before income taxes                              328,816         463,646

INCOME TAX EXPENSE                                                  101,000         168,000
- ------------------                                               ----------      ----------

NET INCOME                                                          227,816         295,646
- ----------                                                       ==========      ==========

EARNINGS PER COMMON SHARE                                               0.5            0.71
                                                                 ==========      ==========


See accompanying notes to unaudited consolidated  financial statements

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                 JUNE 30, 1996

                                                                        UNALLOCATED   UNALLOCATED                   TOTAL
                                    COMMON      TREASURY     RETAINED       ESOP          RRP      UNREALIZED    SHAREHOLDERS'
                                     STOCK       STOCK       EARNINGS      SHARES        SHARES    GAIN (L0SS)      EQUITY
                                   -------------------------------------------------------------------------------------------
Balance October 1, 1995            3,334,248                 4,017,478    (264,552)                   85,702       7,172,876

Net change in unrealized gain
  (loss) on available-for-sale
  securities                                                                                          54,631          54,631

Adoption of Recognition and
  Retention Plan                     247 914                                           (247,914)                           0

Purchase of 2,400 shares of
  treasury stock on
  March 27, 1996                                (33,750)                                                             (33,750)

Purchase of 15,963 shares of
  treasury stock on
  April 24, 1996                               (257,403)                                                            (257,403)

Retirement of treasury stock
  to be used for Recognition
  and Retention Plan                (291,153)   291,153                                                                    0

Cash dividends paid on
  June 17, 1996                                                (21,919)                                              (21,919)

Net income for the nine months
  ended June 30, 1996                                          295,646                                               295,646
                                   ------------------------------------------------------------------------------------------
Balance June 30, 1996              3,291,009         (0)     4,291,205    (264,552)    (247,914)      140,333      7,210,081
                                   ==========================================================================================

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                           STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1995 AND 1996

                                                                                     JUNE 30,         JUNE 30,
                                                                                       1995            1996
                                                                                   ------------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
- -----------------------------------
Net income                                                                         $   227,815      $   295,646
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Amortization of premiums and discounts on loans and
     mortgage-backed and related securities.                                             1,185           24,003
   Stock dividend on FHLB Stock                                                          4,800            6,600
   Provision for loan losses                                                            30,000           25,000
   Deferred loan fees                                                                     (184)          (3,121)
   Depreciation of premises and equipment                                               17,429           26,500
   Net loss(gain) on sale of real estate owned                                                            3,164
   Net gain on fixed assets                                                               (135)
   (Increase) decrease in accrued interest receivable                                  (15,877)         (35,262)
   (Increase) decrease in other assets                                                  57,421           49,932
   Increase (decrease) in income taxes payable                                                           42,195
   Increase (decrease) in accrued expenses and other
     liabilities                                                                        (9,309)           8,673
                                                                                   -----------      -----------
      Net cash provided (used) by operating activities                                 313,145          443,330
                                                                                   -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
- -----------------------------------
Loan originations net of principal repayments                                       (3,117,135)      (2,114,110)
Maturity of investment securities - held to maturity                                                    500,000
Purchase of Federal Home Loan Bank stock                                                (4,100)         (31,100)
Purchase of mortgag-backed securities-available for sale                            (1,025 388)      (2,106,334)
Principal repayments of mortgage-backed securities-available
 for sale                                                                              623,049        1,173,506
Principal repayments of mortgage-backed securities-held
 to maturity                                                                           507,967          718,783
Investment in foreclosed real estate                                                                     (5,931)
Proceeds from sale of real estate                                                                        27,320
Purchases of premises and equipment                                                    (43,399)        (110,393)
                                                                                   -----------      -----------
      Net cash provided (used) by investing activities                              (3,059,006)      (1,948,259)
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
Net increase (decrease) in deposits                                                   (987,383)        (615,526)
Increase (decrease) in advances from FHLB                                              523,700        2,404,153
Increase (decrease) in mortgage escrow funds                                            31,121          (12,824)
Proceeds from sale of common stock                                                   3,027,629
Purchase of treasury stock                                                                             (291,153)
Cash dividend paid                                                                                      (21,919)
                                                                                   -----------      -----------
          Net cash provided (used) by financing activities                           2,595,067        1,462,731
                                                                                   -----------      -----------

This statement continued on next page

                        ST LANDRY FINANCIAL CORPORATION
                             OPELOUSAS, LOUISIANA
                           STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1995 AND 1996

NET INCREASE (DECREASE) IN CASH AND
- -----------------------------------
   CASH EQUIVALENTS                                                                   (150,794)         (42,198)
   ----------------

CASH AND CASH EQUIVALENTS, beginning of period                                         181,275          140,139
- ----------------------------------------------                                     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                                30,481           97,941
- ----------------------------------------                                           ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
- --------------------------------
   INVESTING ACTIVITIES
   --------------------

Loans originated to facilitate the sale of real estate
  owned                                                                            $         0      $    68,580
                                                                                   ===========      ===========

Loan principal reductions resulting from foreclosures on
   real estate owned                                                                    33,611          167,472
                                                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF INTEREST
- ---------------------------------
   AND TAXES PAID
   --------------

Interest paid                                                                      $ 1,360,058      $ 1,634,618
                                                                                   ===========      ===========

Taxes paid                                                                         $    91,240      $   109,470
                                                                                   ===========      ===========

See accompanying notes to unaudited consolidated  financial statements

ST. LANDRY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION
        ---------------------

     The financial statements included in this report have been prepared by St. Landry Financial Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant.

     Certain information and note disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes presented in Form 10-KSB filed for the fiscal year ended September 30, 1995. St. Landry Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The financial data and results of operations for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.


NOTE 2--EARNINGS PER SHARE
        ------------------

     For purpose of calculating earnings per common share the weighted average number of shares outstanding, excluding unallocated ESOP shares and unallocated Recognition and Retention Plan shares, was used. The weighted average number of shares outstanding for the period ended June 30, 1995 was 422,366 (459,093 of outstanding shares reduced by 36,727 unallocated ESOP shares). The weighted average number of shares outstanding for the period ended June 30,1996 presented was 413,580 (465,013 of the weighted average number of outstanding shares reduced by 33,069 unallocated ESOP shares and 18,364 unallocated Recognition and Retention Plan shares).

NOTE 3 --PROPOSED INDUSTRY RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF
         -----------------------------------------------------------------
         INSURANCE PREMIUMS, INCLUDING POSSIBLE ONE-TIME ASSESSMENT FEE
         --------------------------------------------------------------

     Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. Accordingly, effective January 1, 1996, the FDIC reduced insurance premiums applicable to BIF-insured institutions to a range of 0% to .27% of deposits (as compared to the current range of .23% to
 .31% of deposits for SAIF-insured institutions) with an annual statutory minimum payment of $2,000 while retaining the premiums applicable to SAIF members, such as the Association, at their current levels until the SAIF reaches its required reserve level. As a result, BIF members generally pay lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Association's results of operations cannot be determined at this time, the decrease in BIF premiums could place the Association at a material competitive disadvantage. The Association currently qualifies for the minimum SAIF premium level of .23% of deposits.

     Proposed federal legislation provides for a one-time assessment of .80% to .90% of insured deposits to be imposed on all SAIF-insured deposits, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation bond interest on a pro rata basis together with SAIF premiums. The amount of such assessment would have been approximately $393,000.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
- ----------------------------------------------------------  -------------
RESULTS OF OPERATIONS
- ---------------------

GENERAL

     The principle business of the Company is that of a community-oriented financial intermediary attracting deposits from the general public and using such deposits to originate one-to-four family residential loans, and to a lesser extent, commercial real estate, one-to-four family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U.S. government and agency obligations and other permissible securities.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and the interest paid on deposits and borrowings. Results of operations are also dependent upon the Company's provision for loan losses, the level of non-interest income, including fee income and service charges, and the level of its non-interest expenses, including employee compensation, occupancy expenses, federal insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

     The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, and changes in real estate values.

FINANCIAL CONDITION

     The Company's total assets were $53.2 million at September 30, 1995 as
compared to $55.1 million at June 30, 1996.   The 4.0% increase in assets over
the nine month period is a direct result of loan originations exceeding principal repayments.

     Net loans receivable increased by $2.0 million from $37.4 million at
September 30, 1995 to $39.4 million at June 30, 1996.   A portion of these
originations were funded with Federal Home Loan Bank advances. The increase was due to an increase in originations, in conjunction with a decrease in principal repayments.

     Total investment securities decreased by $435,000 from $3.1 million at September 30, 1995 to $2.7 million at June 30, 1996. The decrease is due to a $500,000 maturity. Partially offsetting the decrease was an increase in the unrealized gain in investment securities-available for sale totaling $62,000. The additional increase was a $3,000 accretion of discounts paid on investment securities. The total gain in stock in Federal Home Loan

Mortgage Corporation was $316,000 and the loss on stock in adjustable rate mortgage portfolio was $6,000, which is included in investment securities-available for sale.

     The Association experienced a $217,000 increase in mortgage-backed securities during the nine month period ending June 30, 1996. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $117,000 and $97,000, for September 30, 1995 and June 30, 1996, respectively.
The loss declined by $20,000 over the nine month period.   Additional mortgage-
backed securities were purchased totalling $2.1 million, during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

     Deposits decreased by $616,000 from $43.1 million at September 30, 1995 to $42.5 million at June 30, 1996. The decline was a result of competition from mutual funds and other investment opportunities available to customers.

     Federal Home Loan Bank advances increased by $2.4 million from $2.5 million at September 30, 1995 to $4.9 million at June 30, 1996. Borrowing proceeds were used to fund a portion of loan originations, supplement the decrease in deposits, and purchase mortgage-backed securities.

     Total stockholders' equity increased by $37,000 from $7,173,000 at September 30, 1995 to $726,000 at June 30, 1996. Stockholders' equity increased by $55,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition to the unrealized gain reflected in equity, net income for the nine month period increased total stockholders' equity by $296,000. Partially offsetting the increases was a stock repurchase of 18,364 shares of St. Landry Financial Corporation stock, at a total cost of $291,000. These shares were retired for the use of the Recognition and Retention Plan. Also, a cash dividend of $22,000 was paid during the quarter.

ASSET QUALITY

NON-PERFORMING LOANS AND INVESTMENTS IN REAL ESTATE

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio, rounded to the thousands. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At the dates presented, the Company had no accruing loans which were contractually past due 90 days or more and no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement loans.

                               September 30, 1995   June 30, 1996
Non-Performing Assets
Non-accruing loans:
  One-to four-family                  $ 581                $373
  Consumer                               19                   7

TOTAL                                   600                 380

Foreclosed assets:
  one-to four-family                     56                 131

TOTAL NON-PERFORMING ASSETS             656                 511

TOTAL AS A PERCENTAGE OF
  TOTAL ASSETS                         1.23%                .93%

     Non-performing assets decreased by $145,000 over the nine month period ended June 30, 1996, due to a decline in non-accruing loans of $220,000. The decline was partially offset by an increase in real estate owned of $75,000, resulting from foreclosures on non-performing loans.

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE OWNED

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

     The Company's allowance for loan losses totaled $361,000 and $378,000, for September 30, 1995 and June 30, 1996, respectively. Allowance for loan losses as a percentage of net loans receivable equaled .97% at September 30, 1995 and .96% at June 30, 1996.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1996

     General. The Company had net income of $106,000 for the three months ended June 30, 1995, as compared to $80,000 for the three months ended June 30, 1996. The increase in net income was primarily due to an increase in net interest income of $78,000 and a $5,000 decrease in provision for loan loss. The increase in net interest income was partially offset by a $1,000 decrease in non-interest income, an increase of $31,000 in non-interest expense, and an increase of $39,000 in income tax expense.

     Interest Income. Interest income increased by $174,000 from $850,000 for the three months ended June 30, 1995 to $1,024,000 for the three months ended June 30, 1996. The $12,000 increase was due primarily to the increase in loans receivable and the increase in loan yield from 7.34% to 8.02% over the comparative three month periods. Also, causing a substantial portion of the increase in interest income was the increase in mortgage-backed securities over the previous year.

     Interest Expense. Interest expense increased by $97,000 from $464,000 for the three months ended June 30, 1995 to $561,000 for the three months ended June 30, 1996. This was due primarily to the increased cost of funds. Cost of funds increased because of increased Federal Home Loan Bank borrowings outstanding during the three months that cost more than deposit accounts and the overall increase in interest rates paid on deposits from the prior year. Total interest-bearing liabilities increased from $45.7 million at June 30, 1995 to $47.5 million at June 30, 1996. The weighted average cost of funds was 4.49% and 4.72% at June 30, 1995 and 1996, respectively. Consequently, increased interest-bearing liabilities, in conjunction with increased funding cost, caused an incline of interest expense for the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995.

     Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income increased by $78,000 from $386,000 for the three months ended June 30, 1995 to $463,000 for the three months ended June 30, 1996. The increase was due to an increase in earnings on interest-earning assets in excess of the increase in cost of interest-bearing liabilities. Total interest-earning assets increased, as well as, the overall yield on such assets.

     Provision for Loan Losses. The provision for loan losses was $5,000 for the three months ended June 30, 1995. Additional provision for loan losses was not deemed necessary for the three months ended June 30, 1996. Non-performing assets were $645,000 and $511,000 at June 30, 1995 and 1996, respectively. Non-performing assets as a percentage of total assets were .99% and .93% at June 30, 1995 and 1996, respectively.

     Management and the Board of Directors review the loan loss reserve monthly to determine sufficiency. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Non-interest Income. Non-interest income decreased by $1,000 from $13,000 for the quarter ended June 30, 1995 to $12,000 for the quarter ended June 30, 1996. The composition of the decrease was $11,000 in service charges and other fees, resulting from decreasing late charges, and a $1,000 decrease in REO operations, due to expenses on REO acquisitions. The decreases were partially offset by a $1,000 increase in insurance commission.

     Non-interest Expense. Total non-interest expense increased by $31,000 from $254,000 for the three months ended June 30, 1995 to $285,000 for the three months ended June 30, 1996. An increase in employee compensation and benefits of $8,000, due to increases in salaries and directors fees in the recent period. There were also increases in occupancy and equipment of $4,000, marketing and other professional services of $8,000, real estate owned of $6,000 and other expenses of $4,000.

     Income Tax Provision. Income tax expense increased by $39,000 for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The increase was due to an increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1996

     General. Net income totaled $228,000 and $296,000, respectively for the nine months ended June 30, 1995 and 1996. The increase in net income of $68,000 was the result of an increase in net interest income of $263,000, in conjunction with a $5,000 decrease in provision for loan losses. The increase in net interest income was partially offset by a $7,000 decrease in non-interest income, an increase in non-interest expense of $126,000 and an increase in income tax expense of $67,000.

     Interest Income. Total interest income increased by $522,000 from $2.5 million for the nine months ended June 30, 1995, as compared to 3.0 million the nine months ended June 30, 1996. The increase resulted from the weighted average yield on interest-earning assets increasing from 7.03% at June 30, 1995 to 7.61% at June 30, 1996 , due to higher market rates of interest and the average balance of interest-earning assets, primarily the loan portfolio and mortgage backed securities, increasing by 2.2 million.

     Interest Expense. Total interest expense increased by $259,000, or 9% from $1.4 million for the nine month period ended June 30, 1995, to $1.6 million for the nine month period ended June 30, 1996. The weighted average cost of funds was 4.23% at September 30, 1995 and 4.72% at March 31, 1996. This was due primarily to higher prevailing rates of interest in the company's market. Cost of funds also increased because of increased borrowings outstanding during the nine month period, which were used to fund additional lending and the purchase of mortgage-backed securities. Federal Home Loan Bank advances outstanding resulted in an increase of $112,000 in interest expense on borrowed funds.

     Net interest income. The Company's net income is dependent upon net interest income. Net interest income is the difference between the yield on interest-earning assets and the cost in interest-bearing liabilities. During the nine months ended June 30, 1996, the Company's net interest income increased by $263,000, or 24%. The increase in interest income of $522,000 was partially offset by the increase in interest expense in the amount of $259,000.

     Provision for Loan Losses. The provision for loan losses was $30,000 for the nine months ended June 30, 1995, as compared to $25,000 for the nine months ended June 30, 1996. The provision for loan losses is determined by management, based on monthly reviews of problem assets.

     Non-interest Income. Late charges and insurance commissions are the focus of non-interest income for the Company. Non-interest income totaled $40,000 for the nine months ended June 30, 1995, as compared to $33,000 for the nine months ended June 30, 1996. The overall decrease of $7,000 was primarily due to a decrease of $4,000 and $4,000 in service charges and REO operations,
respectively.   Service charges and other fees decreased because of declining late charge fees and REO operations income decrease because of cost incurred for repairing REO acquisitions.

     Non-interest Expense. Non-interest expense totaled $774,000 for the nine months ended June 30, 1995 as compared to $900,000 for the nine months ended June 30, 1996. The increase of $126,000, was partially caused by a $50,000 increase in compensation and benefits expense. Compensation and benefits expense increased due to increases in director fees and salaries. Other increased expenses were occupancy and equipment of $2,000, marketing and other professional services, of $34,000, real estate owned expenses net loss on foreclosed real estate of $4,000 of $7,000 and other expenses of $26,000.

     Provision for Income Taxes. Income tax expense for the nine month period ended June 30, 1995 was $101,000, as compared to $168,000 for the nine month period ended June 30, 1996. The increase was due to an increase in pre-tax income of the comparable time period. Pre-tax income was $329,000 and $464,000, respectively, for the nine month periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed securities, and investment securities. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.

     Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and
investing activities during any given period.   At September 30, 1995 and June
30, 1996 liquidity eligible assets totaled $4.8 million and $3.6 million, respectively. At those same dates, the Association's liquidity ratios were 11.0% and 7.4%, respectively, all in excess of the 5% minimum regulatory requirement. Management anticipates a somewhat lower liquidity ratio in future periods, due to funding needs for outstanding loan commitments.

     The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At June 30, 1996, the Association had outstanding commitments to extend credit which amounted to $$1.3 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

     At June 30, 1996, the Company had $24.7 million in certificates of deposit due within one year and $12.0 million in other deposits without specific maturity. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

CAPITAL

     Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The following table sets forth First Federal's compliance with each of its capital requirements as of June 30, 1996 (dollars in thousands).

                             Current              Actual
                       Capital           Association          Capital
                     Requirement           Capital             Excess
                        Amount      %       Amount      %      Amount      %
Tangible Capital          824      1.50%    5,844     10.38%   4,879      8.88%

Core Capital            1,649      3.00%    5,844     10.38%   4,055      7.38%

Risk-Based Capital      2,388      8.00%    6,032     20.20%   3,644     12.20%

     Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations.

     Total capital includes general loan loss reserves of $328,000.

     The OTS and the Federal Deposit Insurance Corporation are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. Effective December 19, 1992, the federal banking agencies, including OTS, have been given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more additional specified actions and operating restrictions mandated by federal law. First Federal is considered a well capitalized institution based upon its capital ratios at June 30, 1996.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or the Association is party to or of which any of their property is subject. Occasionally, the Association is involved in legal proceedings incidental to its business.

Item 2.  Changes in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Report on Form 8-K

     (a) Exhibits

           Not Applicable

     (b) Reports on Form 8-K

           Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     St. Landry Financial Corporation
           (Registrant)


Date: August 9, 1996               /s/ Wayne Mck. Gilmore
      --------------               --------------------------------------------
                                   Wayne McK. Gilmore
                                   President


Date: August 9, 1996               /s/ Kathryn Chelette
      --------------               --------------------------------------------
                                   Kathryn Chelette
                                   Controller