Form 10KSB40
period 1996-09-30
ST LANDRY FINANCIAL CORP
filed 1996-12-30
CIK 933981

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

         Commission file number 0-25486.

                        ST. LANDRY FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                           72-1284436
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

459 East St. Landry Street, Opelousas, Louisiana                   70570
     (Address of principal executive offices                     (Zip Code)

Issuer's telephone number, including area code: (318) 942-5748

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $4.1 million in gross income for the year ended September 30, 1996.

         As of September 30, 1996, there were issued and outstanding 459,093 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form  10-KSB--1996  Annual  Report to  Stockholders.
PART III of Form 10-KSB--Proxy Statement for the 1996 Annual Meeting of Stockholders.

================================================================================

                                     PART I

Item  1. Description of Business

General

         St. Landry Financial Corporation ("St. Landry" or the "Company") is a Delaware corporation which was organized in 1995 by First Federal Savings and Loan Association of Opelousas ("First Federal" or the "Association") for the purpose of becoming a thrift institution holding company. First Federal, headquartered in Opelousas, Louisiana, was founded in 1957 as a federally chartered institution. Its deposits are insured up to applicable limits by the FDIC. In April 1995, the Association converted to the stock form of organization through the sale and issuance of 459,093 shares of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Association, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Association. All references to the Company, unless otherwise indicated, at or before April 5, 1995 refer to the Association.

         First Federal has been, and intends to continue to be, a community-based financial institution that offers a variety of selected financial services to meet the needs of the community it serves. The Association attracts retail deposits from the general public and primarily uses such deposits to originate one- to four-family residential mortgages. To a lesser extent the Association also originates commercial real estate, one- to four-family construction and consumer loans. The Association also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. See "--Lending Activities" and "--Investment Activities."

         At September 30, 1996, the Association's loans receivable portfolio totalled $41.2 million, which consisted of $35.6 million of one- to four-family residential mortgage loans, $2.9 million of commercial real estate and land loans, $1.3 million of construction or development loans and $1.4 million in consumer loans.

         First Federal's primary market area is St Landry Parish, Louisiana. At September 30, 1996, the Company had total assets of $56.9 million, deposits of $42.0 million and stockholders' equity of $6.7 million (12% of total assets).

         The executive offices of the Company are located at 459 East Landry Street, Opelousas, Louisiana 70570, and the telephone number at that address is
(318) 942-5748.

Lending Activities

         General. Historically, the Association originated fixed-rate one- to four-family mortgage loans for retention in its portfolio. In the early 1980's, the Association began the origination of adjustable rate mortgage ("ARM") loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than fixed-rate mortgage loans. However, borrowers in the local market area traditionally have favored fixed-rate products which has limited the Association's ability to originate ARMs. As a result, the Association has continued to originate fixed-rate residential mortgage loans in response to consumer demand.

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Association originates loans secured by commercial real estate, one- to four-family construction and consumer loans. At September 30, 1996, the Association's net loans held in portfolio totalled $39.9 million, which constituted 70% of the Association's total assets.

         The Loan Committee of the Association, comprised of Directors Roy, Wolfe and Dunbar, has the responsibility for the supervision of the Association's loan portfolio with an overview by the full Board of Directors. Loans may be approved by the Loan Committee, depending on the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $250,000 require full board approval. In addition, foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 1996, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.0 million. At September 30, 1996, the Association had no loans or lending relationships with an outstanding balance in excess of this amount. The Association's largest lending relationship was a loan to a single borrower aggregating $576,000 at September 30, 1996, and was secured by an apartment building under construction. The next largest lending relationships at that date consisted of a $471,000 loan secured by one- to four- family residential property and a $403,000 loan secured by a church. At September 30, 1996, all of these loans was performing in accordance with their respective repayment terms.

         Loan Portfolio Composition. The following information concerning the composition of the Association's rates loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                          September 30,
                                                ------------------------------------------------------------
                                                      1994                  1995                 1996
                                                ----------------   ---------------------    ----------------
                                                Amount   Percent   Amount        Percent    Amount   Percent
                                                ------   -------   ------        -------    ------   -------
                                                                    (Dollars in Thousands)
Real Estate Loans:
 One- to four-family .....................      $31,074   89.69%   $34,665       89.52%    $35,635    86.41%
 Commercial ..............................        1,428    4.12      1,728        4.46       2,891     7.01
 Construction ............................        1,604    4.63      1,556        4.02       1,295     3.14
                                                -------   -----    -------       -----     -------    -----
     Total real estate loans .............       34,106   98.44     37,949       98.00      39,821    96.56
                                                -------   -----    -------       -----     -------    -----
 Consumer Loans:
  Deposit account ........................          474    1.36        606        1.57         705     1.71
  Automobile .............................           --      --         --          --         479     1.16
  Mobile homes ...........................           35     .10         74         .19         147      .36
  Other ..................................           33     .10         91         .24          88      .21
                                                          -----     ------       -----      ------    -----
     Total consumer loans ................          542    1.56        771        2.00       1,419     3.44
                                                -------   -----     ------       -----      ------    -----
     Total loans .........................       34,648  100.00%    38,720      100.00%     41,240   100.00%
                                                -------  ======     ------      ======      ------   ======

Less:
 Loans in process ........................          900                885                     711
 Deferred fees and discounts .............           94                 90                      93
 Allowance for losses ....................          351                389                     580
                                                -------             ------                  ------
 Total loans receivable, net .............      $33,303            $37,356                 $39,856
                                                =======            =======                 =======

         The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                  September 30,
                                             ------------------------------------------------------
                                                    1994              1995              1996
                                             -----------------  ----------------  -----------------
                                             Amount    Percent  Amount   Percent  Amount    Percent
                                             ------    -------  ------   -------  ------    -------
                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family....................... $10,405    30.03%  $11,891   30.71%  $12,263    29.74%
  Commercial................................      61      .18        76     .19        34      .08
  Construction..............................     797     2.30       100     .26       409      .99
                                             -------   ------   -------  ------   -------    -----
     Total real estate loans................  11,263    32.51    12,067   31.16    12,706    30.81
 Consumer...................................      35      .10       165     .42       714     1.73
                                             -------   ------   -------  ------   -------    -----
     Total fixed-rate loans.................  11,298    32.61    12,232   31.58    13,420    32.54
                                             -------   ------   -------  ------   -------    -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................  20,669    59.65    22,774   58.82    23,372    56.67
  Commercial................................   1,367     3.95     1,652    4.27     2,857     6.93
  Construction..............................     807     2.33     1,456    3.76       886     2.15
                                             -------   ------   -------  ------   -------   ------
     Total real estate loans................  22,843    65.93    25,882   66.85    27,115    65.75
 Consumer...................................     507     1.46       606    1.57       705     1.71
                                             -------   ------   -------  ------   -------   ------
     Total adjustable-rate loans............  23,350    67.39    26,488   68.42    27,820    67.46
                                             -------   ------   -------  ------   -------   ------
     Total loans............................  34,648   100.00%   38,720  100.00%   41,240   100.00%
                                             -------   ======   -------  ======   -------   ======

Less:
 Loans in process...........................     900                885               711
 Deferred fees and discounts................      94                 90                93
 Allowance for loan losses..................     351                389               580
                                             -------            -------           -------
    Total loans receivable, net............. $33,303            $37,356           $39,856
                                             =======            =======           =======



         The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at September 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as terms to repricing. The Association is unable to provide this information based on contractual maturities. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                     Real Estate
                        ----------------------------------------------------------------
                        One- to Four-Family         Commercial          Construction            Consumer               Total
                        -------------------     ------------------    ------------------    ------------------    ------------------
                                  Weighted                Weighted              Weighted              Weighted              Weighted
                                   Average                 Average               Average               Average               Average
                         Amount     Rate         Amount     Rate        Amount    Rate        Amount     Rate       Amount     Rate
                        -------   ---------     -------   --------     -------  --------     -------  --------     -------  --------
                                                                   (Dollars in Thousands)
     Due During
   Periods Ending
    September 30,
--------------------
1997................   $24,655        7.29%     $ 2,644      7.90%     $ 1,295      7.86%     $  733      6.62%    $29,327     7.35%
1998 and 1999.......       408        9.45           37     10.03          ---        ---        167      9.62         612     9.53
2000 and 2001.......       268        9.87           24     11.93          ---        ---        507     17.68         799    14.89
2002 to 2006........     1,774        9.28          158      9.29          ---        ---         12     17.00       1,944     9.33
2007 to 2021........     5,909        8.74           28      9.42          ---        ---        ---       ---       5,937     8.74
2022 and following..     2,621        8.57          ---       ---          ---        ---        ---       ---       2,621     8.57
                       -------                  -------                -------                ------               -------
                       $35,635                  $ 2,891                $ 1,295                $1,419               $41,240
                       =======                  =======                =======                ======               =======



         The total amount of loans due to mature or reprice after September 30, 1996 which have predetermined interest rates is $13.4 million, and which have floating or adjustable interest rates is $27.8 million.

         One- to Four-Family Residential Mortgage Lending. The Association focuses its lending efforts primarily on the origination of conventional loans for the acquisition of owner-occupied, one- to four-family residences. At September 30, 1996, the Association's one- to four-family residential mortgage loans totalled $35.6 million, or 86% of the Association's gross loan portfolio. The Association originates these loans primarily from referrals from real estate agents, existing customers and walk-in customers.

         The Association currently offers adjustable-rate and fixed-rate loans. During the year ended September 30, 1996, the Association originated $6.4 million of adjustable-rate real estate loans, 91% of which were secured by one- to four-family residential real estate. During the same period, the Association originated $1.7 million of fixed-rate real estate loans, virtually all of which were secured by one- to four-family residential real estate. The Association's one- to four-family residential mortgage originations are secured by properties primarily located in its market area.

         The Association currently originates one- to four-family residential mortgage loans in amounts up to 90% of the appraised value of the security property. The terms of such loans are generally for up to a maximum term of 30 years. Interest charged on these mortgage loans is competitively priced according to local market conditions.

         The Association currently offers ARMs with one year annual adjustments. All of the ARM loans are generally offered at a margin over the 11th District's cost of funds. ARM loans currently offered by the Association generally provided for up to a two percent annual cap and a lifetime cap of 12 1/2%. As a consequence of using caps, the interest rates on the ARMs may not be as rate sensitive as the Association's cost of funds. Borrowers of adjustable rate loans are qualified at the fully-indexed rate of interest.

         In underwriting one- to four-family residential real estate loans, the Association evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by First Federal are currently appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain an opinion of title and fire, property and flood insurance (if required) in an amount not less than the amount of the loan. Real estate loans originated by the Association generally contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial Real Estate Lending. The Association engages in commercial real estate lending, including permanent loans secured primarily by churches, office buildings, apartment buildings and retail establishments in the Association's primary market area. At September 30, 1996, the Association had $2.9 million of commercial real estate loans which represented 7% of the Association's gross loan portfolio. Included in commercial real estate is approximately $461,000 of loans to individuals secured by vacant land located in the Association's market area.

         Generally, commercial real estate loans originated by First Federal are adjustable-rate loans, with annual adjustments based upon the 11th District's cost of funds, subject to limitations on the maximum annual and total interest rate increase or decrease over the life of the loan. Commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. First Federal analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Association generally requires personal guaranties of the borrowers, which are supported by financial statements, in addition to the security property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Association are generally performed by independent fee appraisers approved by the Board of Directors.

         Loans secured by commercial real estate are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Construction Lending. The Association engages in a limited amount of construction lending, with $1.3 million or 3% of its gross loan portfolio in construction loans as of September 30, 1996. Generally, such loans are made to owner-occupants for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to six months and in amounts generally up to 90% of the appraised value of the security property which then convert to permanent loans at the end of the construction phase. At September 30, 1996, the Association had a single non-residential construction loan of $576,000 secured by an apartment building.

         The Association's construction loans require the payment of interest-only on a monthly basis. The Association makes the permanent loan on the underlying property consistent with its underwriting standards for one- to four-family residences. The Association usually disburses funds on construction loans directly to the builder, or jointly to the individual and supplier if the individual is acting as its own general contractor, at certain intervals based upon the completed percentage of the project. Inspections of loans in process are performed by the Association's staff.

         Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely, upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project. In an effort to reduce these risks, the application process includes a submission to the Association of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         Consumer Lending. First Federal currently offers loans secured by deposit accounts and mobile homes, as well as a limited number of unsecured loans to existing customers. Substantially all of the Association's consumer loans originated by the Association were originated in its primary market area. At September 30, 1996, the Association's consumer loan portfolio totalled $1.4 million, or 3% of its total gross loan portfolio. The majority of consumer loans are secured by savings accounts and automobiles.

         During fiscal 1996, the Association purchased a group of consumer loans secured by used automobiles totalling $503,000. These loans were purchased from a loan broker which initially retained servicing rights. The Association has experienced difficulties in obtaining information and payments from the servicer and subsequent to September 30, 1996, a new servicer has taken over the responsibility for servicing this portfolio. As a result, $314,000 of these loans have been classified as substandard under the Association's classification of assets system. In addition, the Association increased its provision for loan losses during fiscal 1996 partially as a result of the performance of this portfolio.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Association for consumer loans include an application, a determination of the applicant's payment history on other debts, employment stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Association, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

Originations, Purchases, Sales and Servicing of Loans

         Real estate loans are generally originated by First Federal's staff of salaried loan officers. Loan applications are taken and processed at its office. In fiscal 1996, the Association originated $8.7 million of loans, compared to $10.1 million, $8.1 million and $5.9 million in fiscal 1995, 1994 and 1993, respectively. Management attributes the increase in originations to sustained low interest rates during fiscal 1994 and 1995. During fiscal

1996, there was a slight decrease in the dollar amount of originations due primarily to the fact that the loans were not as large and in part because of a slight rise in interest rates.

         In periods of economic uncertainty, including, rising interest rates, depressed real estate values and slowing of economic activity, the Association's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted with a resultant decrease in related loan origination fees, other fee income and operating earnings. The Association does not currently purchase loans because there is sufficient product available for origination but will consider favorable purchase opportunities as they arise.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.


                                                     Year Ended September 30,
                                                 -------------------------------
                                                   1994        1995       1996
                                                   ----        ----       ----
                                                        (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family.........     $ 4,438     $ 5,561     $5,826
              - commercial..................         516       1,361        551
  Consumer..................................         218         613        459
                                                 -------     -------     ------
         Total adjustable-rate..............       5,172       7,535      6,836
                                                 -------     -------     ------
 Fixed rate:
  Real estate - one- to four-family.........       2,903       2,418      1,717
              - commercial..................         ---           6         25
  Consumer..................................          31          94         76
                                                 -------     -------     ------
         Total fixed-rate...................       2,934       2,518      1,818
                                                 -------     -------     ------
         Total loans originated.............       8,106      10,053      8,654
                                                 -------     -------     ------

Purchases:
 Total purchased............................         ---         ---        503
                                                 -------     -------     ------

Sales and Repayments:
  Total sales...............................         ---         ---        ---
  Principal repayments......................       4,451       3,625      5,133
                                                 -------     -------     ------
         Total reductions...................       4,451       3,625      5,133
                                                 -------     -------     ------
  Increase (decrease) in other items,
    net(1)..................................      (2,596)     (2,375)    (1,523)
                                                 -------     -------     ------
         Net increase (decrease)............     $ 1,059     $ 4,053     $2,501
                                                 =======     =======     ======

------------------
(1) Primarily existing loans refinanced by the Association.

Asset Quality

         When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. Initially, a payment reminder is sent five and 20 days after the due date, if payment has not been received. If the delinquency is not cured by the 30th day, contact with the borrower may be made by phone and by another letter. Additional written and oral contacts may be made with the borrower between 30 and 60 days after the due date. If the delinquency continues for a period of 60 days, the Association usually sends a default letter to the borrower and, after 90 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Association. Delinquent consumer loans are handled in a generally similar manner, except that when the payment is 45 days past due, the loan is referred to the Association's counsel for collection. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Louisiana consumer protection laws.

         Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Association will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Each account is handled on an individual basis. The loan will be transferred back to an accrual status if the borrower brings the loan current.

         The following table sets forth the Association's loan delinquencies, approximately $1.0 million are secured by one- to four-family residences, $199,000 are secured by automobiles, and $12,000 are unsecured.

                                                               Total Loans
                            Loans Delinquent For:               Delinquent
                        60-89 Days      90 Days and Over      60 Days or More
                     ---------------    ----------------      ---------------
                     Number   Amount    Number    Amount      Number   Amount
                     ------   ------    ------    ------      ------   ------
                                     (Dollars in Thousands)
Total......           19       $441       35       $802         77      $1,243
                      ==       ====       ==       ====         ==      ======

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. At all dates presented, the Association had no accruing loans which were contractually past due 90 days or more and no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                    September 30,
                                        ------------------------------------
                                        1992    1993    1994    1995    1996
                                        ----    ----    ----    ----    ----
                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..............   $  662    $390    $561    $581    $618
  Consumer .........................     --       --      --       19     184
                                       ------    ----    ----    ----    ----
    Total ..........................      662     390     561     600     802
                                       ------    ----    ----    ----    ----
Foreclosed assets:
  One- to four-family ...............     565     274      69      56     131
                                       ------    ----    ----    ----    ----
     Total ..........................     565     274      69      56     131
                                       ------    ----    ----    ----    ----
Total non-performing assets ........   $1,227    $664    $630    $656    $933
                                       ======    ====    ====    ====    ====
Total as a percentage of total
   assets............................    2.56%   1.38%   1.32%   1.23%   1.64%
                                       ======    ====    ====    ====    ====

         For the year ended September 30, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $101,000. The amounts that were included in interest income on such loans were $58,000 for the year ended September 30, 1996.

         The majority of the Association's non-performing assets are secured by one- to four-family residential property. No single loan or real estate owned had an outstanding balance in excess of $145,000.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, the following table presents classified assets at the dates indicated.


                                                   September 30,
                                   ---------------------------------------------
                                   1992     1993      1994      1995       1996
                                   ----     ----      ----      ----       ----
                                                  (In  Thousands)
Classified Assets:
 Substandard .................    $1,109    $1,440    $1,194    $1,171    $1,185
 Doubtful ....................      --        --        --        --        --
 Loss ........................       117        65        63        48       230
                                  ------    ------    ------    ------    ------
     Total ...................    $1,226    $1,505    $1,257    $1,219    $1,415
                                  ======    ======    ======    ======    ======


         First Federal has recognized various levels of loan loss provisions due to the impact of a large balance of delinquent and classified loans and the uncertainty surrounding the Association's local market area.

         Included in the Association's classified assets at September 30, 1996, were $314,000 in automobile loans which were purchased in October 1995, and $277,000 were loans made to facilitate the sale of real estate owned, which are properties the Association has previously acquired through foreclosure or by deed-in-lieu thereof. In an attempt to offset holding costs such as insurance, taxes and maintenance, the Association may sell the properties by financing up to 100% of the purchase price. All of such loans were made at fixed rates of interest for terms of 20 years. Unlike troubled debt restructurings, the Association did not forgive any interest or principal payments on these loans. Under regulatory criteria, these loans are classified until the borrower can demonstrate an ability to repay the loan. As of September 30, 1996, First Federal had four loans to facilitate, all of which were performing in accordance with their terms.

         Other Assets of Concern. As of September 30, 1996, there was approximately $486,000 in net book value of assets classified by the Association because of known information about the possible credit problems of the borrowers or the cash flows of the security property has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories. Other assets of concern consist of ten one- to four-family residences aggregating $341,000, $133,000 in automobile loans, and $12,000 in unsecured loans at September 30, 1996 which have been designated as special mention under OTS regulations and the loans to facilitate, discussed above. All of these loans are being monitored by the Association due to periodic delinquencies. See "--Allowance for Loan Losses."

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1996, the Association had a total allowance for loan losses of $580,000 or 62.6% of non-performing loans. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                        Year Ended September 30,
                                                        ------------------------
                                                         1994     1995     1996
                                                         ----     ----     ----
                                                         (Dollars in Thousands)

Balance at beginning of period ......................    $256     $351     $389
                                                         ----     ----     ----
Charge-offs:
  One- to four-family ...............................       5        2       23
Recoveries:
  One- to four-family ...............................     --       --       --
                                                         ----     ----     ----
Net charge-offs .....................................       5        2       23
                                                         ----     ----     ----
Additions charged to operations .....................     100       40      214
                                                         ----     ----     ----
  Balance at end of period ..........................    $351     $389     $580
                                                         ====     ====     ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period ........    0.02%    0.00%    0.05%
                                                         ====     ====     ====
Ratio of net charge-offs during the period to
 average non-accruing loans .........................    1.05%    3.40%    3.28%
                                                         ====     ====     ====

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                             September 30,
                                 ---------------------------------------------------------------------------------------------------
                                               1994                              1995                               1996
                                 -------------------------------    -------------------------------   ------------------------------
                                                         Percent                           Percent                          Percent
                                                        of Loans                           of Loans                         of Loans
                                               Loan     in Each                  Loan      in Each                 Loan     in Each
                                 Amount of    Amounts   Category    Amount of   Amounts    Category   Amount of   Amounts   Category
                                 Loan Loss      by      to Total    Loan Loss     by       to Total  Loan Loss      by      to Total
                                 Allowance   Category     Loans     Allowance  Category      Loans   Allowance   Category     Loans
                                 ---------   --------     -----     ---------  --------      -----   ---------   --------     -----
                                                                        (Dollars In thousands)
One- to four-family .............  $341      $31,074     89.69%       $378     $34,665     89.53%       $327     $35,635      86.41%
Commercial real estate ..........     4        1,428      4.12           2       1,728      4.46          29       2,891       7.01
Construction ....................     4        1,604      4.63           4       1,556      4.02           3       1,295       3.14
Consumer ........................     2          542      1.56           5         771      1.99         221       1,419       3.44
                                   ----      -------    ------        ----     -------    ------        ----     -------     ------
     Total ......................  $351      $34,648    100.00%       $389     $38,720    100.00%       $580     $41,240     100.00%
                                   ====      =======    ======        ====     =======    ======        ====     =======     ======


Investment Activities

         Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1996, the Association had an investment portfolio, consisting of mortgage-backed securities and U.S. Government obligations. These investments were made in order to generate income and because these securities carry a low risk weighting for OTS risk-based capital purposes and satisfy OTS liquid-asset requirements. See "Regulation-- Capital Requirements" and "--Liquidity."

         At September 30, 1996, First Federal's investment securities, including Federal Home Loan Bank ("FHLB") stock totalled $2.8 million, or 5% of total assets and mortgage-backed securities totalled $12.3 million or 22% of total assets. For information regarding the amortized cost and market values of First Federal's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 hereto. At September 30, 1996, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 17 years.

         Mortgage-Backed Securities. The Association purchases mortgage-backed and related securities to complement and supplement its mortgage lending activities when there is a lack of investment opportunities available in the Association's market area. Management determined that such investments would produce relatively higher risk-adjusted yields for the Association when compared to other investment securities and substituted for loan originations, in light of the competition for home mortgages in the Association's market area. The Association has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity and acceptable prepayment risk. Accordingly, management believes that the Association's mortgage-backed securities are generally resistant to credit problems. Because these securities represent a passthrough of principal and interest from underlying individual thirty year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayments. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. All of the adjustable rate mortgage-backed securities in the portfolio are tied to the Eleventh District Cost of Funds Index or the One Year Constant Maturity Treasury Index and all are considered held for investment. The market valuation does not consequently present a direct impact on equity.

         The Association's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government. Private mortgage-backed securities acquired by the Association have been pooled and sold by private issuers and generally underwritten by large investment banking firms. These securities provide for the timely payment of principal and interest either through insurance issued by a reputable insurer, or by subordinating certain payments under other securities secured by the same mortgage pool in a manner that is sufficient to have the senior mortgage-backed securities earn either of the highest two credit ratings from one or more of the nationally recognized securities rating agencies.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC and certain AAA- or AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans.

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at September 30, 1996. For information regarding the amortized cost and market values of First Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as
Exhibit 13 hereto.


                                                            Due in                               Septembet 30,
                                       ---------------------------------------------------           1996
                                       1 to 3         3 to 5         5 to 10       Over 10          Balance
                                        Years           Years          Years        Years         Outstanding
                                        -----           -----          -----        -----         -----------
                                                                  (In Thousands)
Federal Home Loan Mortgage
 Corporation......................     $2,143           $---           $---        $3,457            $5,600
Federal National Mortgage
 Association......................        436            ---            ---         4,656             5,092
Government National Mortgage
 Association .....................        ---             50            224         1,280             1,554
                                        -----           ----           ----        ------            ------
 Total............................     $2,579           $ 50           $224        $9,393           $12,246
                                       ======           ====           ====        ======           =======

         The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indicated.


                                                                                 September 30,
                                                          ------------------------------------------------------
                                                                 1994              1995                1996
                                                          ----------------  -----------------   ----------------
                                                           Book     % of      Book      % of      Book     % of
                                                           Value    Total     Value     Total     Value    Total
                                                           -----    -----     -----     -----     -----    -----
                                                                                   (Dollars in Thousands)
Investment securities:
  U.S. government securities...........................   $ 1,482   44.85%  $ 1,485    44.82%  $   990    30.87%
  FHLMC stock..........................................        15     .45        15      .45       378    11.79
  Adjustable-rate mortgage-backed securities (1).......     1,400   42.37     1,400    42.26     1,395    43.50
                                                          -------   -----    ------    -----   -------    -----
     Subtotal..........................................     2,897   87.68     2,900    87.53     2,763    86.16
FHLB stock.............................................       407   12.32       413    12.47       444    13.84
                                                          -------   -----    ------    -----   -------    -----
     Total investment securities and FHLB stock........   $ 3,304  100.00%  $ 3,313   100.00%  $ 3,207   100.00%
                                                          =======  ======   =======   ======   =======   ======

Average remaining life of investment securities........   2.7 years        2.1 years          1.1 years

Other interest-earning assets:
  Interest-bearing deposits with other institutions....   $   110  100.00%  $    13   100.00%  $   234   100.00%
                                                          -------  ------    ------   -------  -------   ------
     Total.............................................   $   110  100.00%  $    13   100.00%  $   234   100.00%
                                                          =======  ======    ======   =======  =======   ======
Mortgage-backed securities:
  GNMA.................................................   $ 1,174   11.53%  $  1,042    9.27%  $ 1,567    12.70%
  FNMA.................................................     3,027   29.72      4,201   37.36     5,059    41.00
  FHLMC................................................     5,908   58.00      5,886   52.34     5,522    44.75
                                                          -------  ------   --------  ------   -------   ------
                                                           10,109   99.25     11,129   98.97    12,148    98.45
Unamortized premium (discounts), net...................        77     .75        117    1.03       191     1.55
                                                          -------  ------   --------  ------   -------   ------
     Total mortgage-backed securities..................   $10,186 100.00%    $11,246  100.00%  $12,339   100.00%
                                                          ======= ======     =======  ======   =======   ======

----------
(1) Represents a mutual fund which invests in stock secured by adjustable-rate mortgage-backed securities and other debt securities.


         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.



                                              1 to 5       Total Investment
                                              Years           Securities
                                              -----     ------------------------
                                           Book Value   Book Value  Market Value
                                           ----------   ----------  ------------
                                                   (Dollars in Thousands)
U.S. government securities ..............    $990          $990         $990
                                             ----          ----         ----
Total investment securities .............    $990          $990         $990
                                             ====          ====         ====
Weighted average yield ..................    4.99%         4.99%        4.99%

         The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity.

Sources of Funds

         General. The Association's primary sources of funds are deposits, amortization and prepayment of loan principal, borrowings, interest earned on, and maturation of investment securities and short-term investments, and net earnings.

         Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities or to increase the effectiveness of the Association's asset/liability management program. In this regard, in order to enhance both the return on the capital raised in the Conversion and its interest rate spread, the Association may utilize advances from the FHLB of Dallas and attempt to match the maturities of such liabilities with assets such as mortgage-backed securities having similar effective maturities but higher yields compared to the rate paid on such advances.

         Deposits. First Federal offers the following types of deposit accounts: passbook savings, money market deposit accounts, certificates of deposit and IRA accounts. The Association solicits deposits from its market area and does not accept brokered deposits. The Association relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The Association currently offers competitive rates on longer term certificates of deposit, the result of which is designed to extend the maturity of its liabilities. The Association believes that this will have a positive effect on its results of operations, both for asset/liability management purposes and in the event market rates of interest increase.

         The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious which can result in disintermediation, which is the flow of funds away from savings institutions into direct investments, such as U.S. government and corporate securities, and other investment vehicles which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than savings institutions. If interest rates continue to increase, these sources of funds may become more costly than interest rate regulated sources.


         At September 30, 1996, First Federal's deposit base was $42.0 million. The Association has been able to maintain its deposit base, due to the stabilization of interest rates paid on deposits during fiscal 1996. Although approximately 12% of the Association's total deposits are in certificates of deposit of $100,000 or more, this level has historically been maintained and is prevalent in the Association's market area. Based on its experience, the Association believes that its deposits are relatively stable sources of funds. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the periods indicated.


                                                                  Year Ended September 30,
                                           ----------------------------------------------------------
                                                 1995               1996                  1996
                                           ----------------  -----------------     ------------------
                                                    Percent            Percent                Percent
                                           Amount  of Total  Amount   of Total     Amount    of Total
                                           ------  --------  ------   --------     ------    --------
                                                              (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook Accounts 3.00% ................  $ 4,847    11.33%  $ 4,566    10.58%      $4,540     10.81%
Money Market Accounts 3.05% ............    7,869    18.40     7,725    17.90        6,244     14.87
                                          -------    -----   -------    ------       -----     -----
Total Non-Certificates .................   12,716    29.73    12,291    28.48       10,784     25.68
                                          -------    -----   -------    ------      ------     -----
Certificates:
 2.00 - 3.99%...........................   15,121    35.35       675     1.57           --        --
 4.00 - 5.99%...........................   14,540    34.00    28,357    65.73       28,640     68.22
 6.00 - 7.99%...........................      345      .81     1,820     4.22        2,562      6.10
 8.00 - 9.99%...........................       48      .11        --       --           --        --
                                          -------   ------    ------    -----       ------     -----
Total Certificates .....................   30,054    70.27    30,852    71.52       31,202     74.32
                                          -------   ------    ------    -----       ------     -----
Total Deposits .........................  $42,770   100.00%  $43,143   100.00%     $41,986    100.00%
                                          =======   ======   =======   =======     =======    ======


         The following table sets forth the savings flows at the Association during the periods indicated.

                                                 Year Ended September 30,
                                                 ------------------------
                                           1994          1995            1996
                                           ----          ----            ----
                                                  (Dollars in Thousands)

Opening balance ...................     $ 43,139       $ 42,770       $ 43,143
Deposits ..........................       10,727         17,676          9,763
Withdrawals .......................      (12,256)       (18,590)       (12,228)
Interest credited .................        1,660          1,287          1,308
                                        --------       --------       --------

Ending balance ....................     $ 42,770       $ 43,143       $ 41,986
                                        ========       ========       ========
Net increase (decrease) ...........     $   (369)      $    373       $ (1,157)
                                        ========       ========       ========
Percent increase (decrease) .......         (.86)%          .87%         (2.76)%
                                        ========       ========       ========

         The following table shows rate and maturity information for the Association's certificates of deposit as of September 30, 1996.


                                     4.00-      6.00-                 Percent
                                     5.99%      7.99%      Total      of Total
                                     -----      -----      -----      --------
Certificate accounts maturing
  in quarter ending:
  ------------------
December 31, 1996 ...............    $ 4,869    $  418    $ 5,287      16.95%
March 31, 1997 ..................      8,481      --        8,481      27.18
June 30, 1997 ...................      3,235       300      3,535      11.33
September 30, 1997 ..............      4,420       338      4,758      15.25
December 31, 1997 ...............      2,281       259      2,540       8.14
March 31, 1998 ..................      1,603       155      1,758       5.63
June 30, 1998 ...................        653        33        686       2.20
September 30, 1998 ..............        947      --          947       3.04
December 31, 1998 ...............      1,018      --        1,018       3.26
March 31, 1999 ..................        394        23        417       1.34
June 30, 1999 ...................         46       158        204        .65
September 30, 1999 ..............         30       283        313       1.00
Thereafter ......................        663       595      1,258       4.03
                                     -------    ------     ------      -----
   Total ........................    $28,640    $2,562    $31,202     100.00%
                                     =======    ======    =======     ======
   Percent of total .............      91.79%    8.21%
                                     =======    ======

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit and other deposits by time remaining until maturity as of September 30, 1996.

                                                  Maturity
                                    ------------------------------------
                                              Over    Over
                                    3 Months 3 to 6  6 to 12      Over
                                    or Less  Months   Months   12 months   Total
                                    -------  ------   ------   ---------   -----
                                                 (In Thousands)
Certificates of deposit less
  than $100,000 ..................   $  633   $1,147   $1,480   $  675   $ 3,935
Certificates of deposit of
  $100,000 or more ...............    4,654    7,206    6,713    8,376    26,949
Public funds (1) .................     --        128      100       90       318
                                     ------   ------   ------   ------   -------
Total certificates of deposit ....   $5,287   $8,481   $8,293   $9,141   $31,202
                                     ======   ======   ======   ======   =======

---------------
(1)  Deposits from governmental and other public entities.


         Borrowings. The Association has the ability to use advances from the FHLB of Dallas to supplement its deposits when the rates are favorable. As a member of the FHLB of Dallas, the Association is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Dallas may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.



                                                 Year Ended September 30,
                                                 ------------------------
                                             1994          1995           1996
                                             ----          ----           ----
                                                      (In Thousands)
Maximum Balance:
  FHLB advances ...................         $1,052         $2,538         $7,561
Average Balance:
  FHLB advances ...................         $  543         $1,591         $4,809

                  The following table sets forth certain information as to the Association's borrowings at the dates indicated.



                                                             September 30,
                                                     --------------------------
                                                      1994      1995     1996
                                                      ----      ----     ----
                                                       (Dollars in Thousands)
FHLB advances ....................................   $1,052    $2,538    $7,561
                                                     ------    ------    ------
     Total borrowings ............................   $1,052    $2,538    $7,561
                                                     ======    ======    ======
Weighted average interest rate of FHLB advances ..     5.04%     6.11%     5.53%


Subsidiary Activities

         As a federally chartered savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $1.1 million at September 30, 1996, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1996, the Association did not have any subsidiaries.

Competition

         First Federal faces strong competition, both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Association's market area. The Association competes for loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Association attracts all of its deposits through its retail banking office, primarily from the communities it serves. Therefore, competition for those deposits is principally from other commercial banks, savings associations and brokerage houses located in the same communities. The Association competes for these deposits by offering deposit accounts at competitive rates and convenient business hours.

         The Association's primary market area covers the parish of St. Landry, Louisiana. There are 13 commercial banks, one savings association and three credit unions which have offices in and compete for deposits and loans in the Association's primary market area. First Federal estimates its share of the residential mortgage loan market and savings deposit base to be not more than 21% and 6%, respectively.

Regulation

         General. First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also will be subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit insurance funds administered by the FDIC. The deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of June 1995 and March 1993, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1996, was $18,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, the Association's lending limit under this restriction was $1.0 million. First Federal is in compliance with the loans-to-one- borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to
 .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000.

         In  order  to  help  eliminate  this  disparity  and  any   competitive
disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate has been established at
 .657% of deposits by the FDIC and the resulting assessment of $294,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. Following the special assessment, and depending upon capital level and supervisory rating, the Company's deposit insurance premiums could decrease significantly for future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Company. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.

In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1996, the Association did not have any intangible assets for calculating compliance with the requirement.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Association currently has no subsidiaries.

         At September 30, 1996, the Association had tangible capital of $5.5 million, or 10% of adjusted total assets, which is approximately $4.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, the Association had no intangibles which were subject to these tests.

         At September 30, 1996, the Association had core capital equal to $5.5 million, or 10% of adjusted total assets, which is $3.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, the Association had no capital instruments that qualify as supplementary capital and $347,000 of general loss reserves, all of which qualified under the 1.25% of risk-weighted assets limit.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.

         In determining the amount of risk-weighted assets, all assets, including certain off- balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         On September 30, 1996, First Federal had total capital of $5.9 million (including $5.5 million in core capital, $347,000 in qualifying supplementary capital and risk-weighted assets of $30.1 million (including no converted off-balance sheet assets); or total capital of 19% of risk-weighted assets. This amount was $3.4 million above the 8% requirement in effect on that date.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk- based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC including, the appointment of a receiver or conservator.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the Common Stock purchased in the Conversion. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of those persons purchasing shares in the Conversion.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as First Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, the Association was in compliance with both requirements, with an overall liquid asset ratio of 7% and a short-term liquid assets ratio of 2%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in August 1994 and received a rating of "satisfactory".

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1996, First Federal had $444,000 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 4.75% and were 5.82% for fiscal year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Dallas to First Federal totalled $26,000, which constituted a $2,000 increase over the amount of dividends received in fiscal year 1995.

Federal and State Taxation

         Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At September 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Association. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Association.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Association's Excess for tax purposes totalled approximately $965,000.

         The Company files consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company has not been audited by the IRS with respect to federal income tax returns since its organization.

         Louisiana Taxation. The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, First Federal is subject to the Louisiana Shares Tax which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the Association's capitalized earnings, plus (b) 80% of the Association's taxable stockholders' equity, and to subtract from that figure 50% of the Association's real and personal property assessment. Various items may also be subtracted in calculating the Association's capitalized earnings.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Association and all positions described below are with the Association. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Wayne McKinnon Gilmore. Mr. Gilmore, age 75, is Chairman of the Board, President and Chief Executive Officer of the Association. He was elected as a director and Chief Executive Officer in 1957, as President in 1987 and as Chairman of the Board in 1994.

         H. Andrew Myers, Jr. Mr. Myers, 47, joined the Association in 1989 as Executive Vice President. He is responsible for overseeing the daily management functions of the Association.

         Kathryn Fontenot Chelette, CPA. Ms. Chelette, age 30, became the Controller of the Association in 1991. From 1988 to 1991, she was a staff accountant with John S. Dowling & Co., a corporation of certified public accountants.

Employees

         At September 30, 1996, the Company had a total of 15 employees, including 2 part-time employee. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

         The Company conducts its business at its main office located in Opelousas, Louisiana. The following table sets forth information relating to each of the Company's properties as of September 30, 1996.


                                                        Total
                                          Owned      Approximate  September 30,
                            Year           or           Square      1996 Book
Location                  Acquired       Leased        Footage        Value
--------                  --------       ------       ---------       -----
                                                                  (In Thousands)
Main Office:
459 East Landry Street      1969          Owned        5,516          $467
Opelousas, Louisiana
Storage Facility:
434 S. Lombard Street       1993          Owned          768            10
Opelousas, Louisiana



         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was $10,000.

Item 3. Legal Proceedings

         The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                     PART II


Item  5.  Market for Common Equity and Related
          Stockholder Matters

         Page 49 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 15 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements

         Pages 17 through 48 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.


Item  8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on 8-K

         (a) Exhibits:


                                                                                 Reference to
                                                                                 Prior Filing
Regulation                                                                       or Exhibit
S-K Exhibit                                                                     Number Attached
  Number                       Document                                             Hereto
-----------              -------------------                                    ---------------
     3       Articles of Incorporation and Bylaws..............................        *
     4       Instruments defining the rights of security holders,
             including indentures:
               Common Stock Certificate........................................        *
    10       Material contracts:
              (a) Employee Stock Ownership Plan................................        *
              (b) Stock Option and Incentive Plan..............................        *
              (c) Employment Agreements:
                  Wayne McKinnon Gilmore.......................................        *
                  H. Andrew Myers, Jr..........................................        *
                  Kathryn Fontenot Chelette....................................        *
              (d) Recognition and Retention Plan...............................        *
              (e) Defined Contribution Plan....................................        *
    11       Statement re computation of per share earnings....................      None
    13       Annual Report to Security Holders for the last fiscal year, Form
               10-Q or 10QSB or quarterly report to security holders...........       13
    16       Letter on change in certifying accountant.........................        *
    21       Subsidiaries of Registrant........................................      None
    23       Consent of Experts and Counsel....................................       23
    24       Power of Attorney................................................. Not required
    27       Financial Data Schedule...........................................       27
    99       Additional Exhibits...............................................      None

--------------------
         *Filed on December 13, 1994 as exhibits to the Registrant's Registration Statement No. 33-87292 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended September 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST. LANDRY FINANCIAL CORPORATION


Date: December 23, 1996                By:  /s/ Wayne McK. Gilmore
      ----------------------           -----------------------------------------
                                       Wayne McK. Gilmore, Chairman of the Board
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Wayne McK. Gilmore                /s/ H. Kent Aguillard
----------------------------           -----------------------------------------
Wayne McK. Gilmore                     H. Kent Aguillard, Director
 Chairman of the Board
 President and Chief Executive
 Officer (Principal Executive
 and Operating Officer)

Date:   December 23, 1996              Date:    December 23, 1996
        --------------------                    --------------------------------

 /s/ Anna Lee Dunbar                   /s/ Lynette Young Feucht
----------------------------           -----------------------------------------
Anna Lee Dunbar, Director              Lynette Young Feucht, Director

Date:   December 23, 1996              Date:    December 23, 1996
        --------------------                    --------------------------------

/s/ Patrick Fontenot                  /s/ Simon Howard Fournier
----------------------------          ------------------------------------------
Patrick Fontenot, Director            Simon Howard Fournier, Director

Date:   December 23, 1996             Date:    December 23, 1996
        --------------------                   ---------------------------------

/s/ Morgan J. Goudeau                 /s/ H. Andrew Myers, Jr.
----------------------------          ------------------------------------------
Morgan J. Goudeau, III,               H. Andrew Myers, Jr.,
 Director                               Executive Vice President and Director

Date:   December 23, 1996             Date:    December 23, 1996
        --------------------                   ---------------------------------

/s/ Martin A. Roy, Jr.                /s/ Marvin Schwartzenburg
----------------------------          ------------------------------------------
Martin A. Roy, Jr.                    Marvin Schwartzenburg, Director
 Vice President, Treasurer
 and Director

Date:   December 23, 1996             Date:    December 23, 1996
        --------------------                   ---------------------------------

/s/ Randy C. Tomlinson                /s/ Robert L. Wolfe, Jr.
----------------------------          ------------------------------------------
Randy C. Tomlinson, Director          Robert L. Wolfe, Jr., Director

Date:   December 23, 1996             Date:    December 23, 1996
        --------------------                   ---------------------------------

/s/ Kathryn Fontenot                  Date:    December 23, 1996
----------------------------                   ---------------------------------
Kathryn Fontenot Chelette,
 Controller (Principal
 Financial and Accounting
 Officer)