Form 10QSB
period 1996-12-31
ST LANDRY FINANCIAL CORP
filed 1997-02-14
CIK 933981

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________



                         Commission File Number 0-25486


                        St. Landry Financial Corporation
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       72-1284436
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

               Post Office Box 72, Opelousas, Louisiana 70571-0072
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (318) 942-5748
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                No   X
    -----             -----

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share                      459,093
--------------------------------------        ----------------------------------
                Class                         (Outstanding at December 31, 1996)

Transitional Small Business Disclosure Format:

Yes                No   X
    -----             -----

                        ST. LANDRY FINANCIAL CORPORATION

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements


                  Consolidated Statement of Financial Condition,
                   September 30, 1996 and December 31, 1996               1

                  Consolidated Statement of Operations, Quarters
                   Ended December 31, 1995 and 1996                       2

                  Consolidated Statement of Changes in Stockholder's
                   Equity                                                 3

                  Consolidated Statement of Cash Flows,
                    Three months Ended December 31, 1995 and 1996        4-5

                  Notes to Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  7-13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                      14

         Item 2.  Changes Upon Securities                                14

         Item 3.  Defaults Upon Senior Securities                        14

         Item 4.  Submission of Matters to a Vote of Security Holders    14

         Item 5.  Other Information                                      14

         Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                               15

                        ST. LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                        STATEMENTS OF FINANCIAL CONDITION


                                                     September 30,  December 31,
                                                         1996           1996
                                                     -------------  ------------
ASSETS
Cash and cash equivalents                             $   385,363   $   570,734
Investment securities - available for sale              1,773,450     1,825,679
Investment securities - held to maturity                  989,595       990,498
Mortgage-backed securities - available for sale         9,484,872     9,719,022
Mortgage-backed securities - held to maturity           2,854,260     2,780,557
Federal Home Loan Bank stock                              444,300       437,800
Loans receivable, net                                  39,856,672    40,300,321
Accrued interest receivable                               264,365       280,084
Foreclosed real estate, net of allowance                   97,827        71,537
Premises and equipment                                    605,178       628,591
Other assets                                              100,774        29,946
                                                      -----------   -----------
Total assets                                          $56,856,656   $57,634,769
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                            $41,985,963   $42,889,146
  Advances from Federal Home Loan Bank                  7,561,322     7,551,622
  Advances by borrowers for taxes and insurance            92,468        94,634
  Federal income taxes:
   Currently payable                                          ---           ---
   Deferred payable                                        37,127        66,591
  Accrued expenses and other liabilities                  476,528       205,981
                                                      -----------   -----------
Total liabilities                                      50,153,408    50,807,974
                                                      -----------   -----------
Stockholders' Equity:
  Common stock, $.01 par value, 1,500,000 shares
   authorized; 459,093 shares outstanding                   4,591         4,591
  Preferred stock, $.01 par value, 500,000 shares
   authorized; 0 shares outstanding                           ---           ---
  Additional paid in capital                            3,347,621     3,347,621
  Treasury Stock, 22,955 shares                          (350,561)     (350,561)
  Unearned ESOP shares                                   (228,624)     (228,624)
  Unearned Recognition and Retention Plan shares         (291,153)     (291,153)
  Retained Earnings                                     4,049,776     4,116,128
Net unrealized gain on available-for-sale securities      171,598       228,793
                                                      -----------   -----------
Total stockholders' equity                              6,703,248     6,826,795
                                                      -----------   -----------
Total liabilities and stockholders' equity            $56,856,656   $57,634,769
                                                      ===========   ===========

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                              STATEMENTS OF INCOME


                                                    Quarter Ended December 31
                                                  -----------------------------
                                                    1995                 1996
                                                  --------             --------
INTEREST INCOME
Loans receivable
  First mortgage loans                            $727,611           $  779,254
  Savings account loans                             14,141               11,909
  Consumer loans                                     9,980               19,391
Investment securities                               49,459               39,201
Mortgage-backed securities                         175,575              194,937
                                                  --------           ----------
        Total interest income                      976,766            1,044,692
                                                  --------           ----------
INTEREST EXPENSE
  Deposits                                         489,617              501,877
  Borrowed funds                                    45,891              104,610
        Total interest expense                     535,508              606,487
                                                  --------           ----------
        Net interest income                        441,258              438,205
                                                  --------           ----------
PROVISION FOR LOAN LOSSES                           20,000                   --
                                                  --------           ----------
        Net interest income after provision
         for loan losses                           421,258              438,205
                                                  --------           ----------
NON-INTEREST INCOME
  Service charges and other fees                     3,647                5,210
  Insurance commissions                              6,525                6,168
  REO operations                                       286                   --
  Other                                                383                  181
                                                  --------           ----------
        Total non-interest income                   10,841               11,559
                                                  --------           ----------
NON-INTEREST EXPENSE
 General and administrative:
    Compensation and benefits                      178,831              180,716
    Occupancy and equipment                         30,116               31,605
    Marketing and other professional services       20,352               23,789
    Deposit insurance premium                       24,648               24,907
    Net loss (gain) on foreclosed real estate          ---                  689
    Real estate owned expense                          ---                1,297
    Other                                           40,795               84,409
                                                  --------           ----------
    Total non-interest expense                     294,742              347,412
                                                  --------           ----------
    Income before income taxes                     137,357              102,352
INCOME TAX EXPENSE                                  40,000               36,000
                                                  --------           ----------
NET INCOME                                        $ 97,357           $   66,352
                                                  ========           ==========
EARNINGS PER COMMON SHARE                            $0.23                $0.17
                                                     =====                =====

See accompanying notes to unaudited consolidated financial statements

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                            STATEMENTS OF CASH FLOWS


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1995              1996
                                                    --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                          $ 97,357          $ 66,352
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of premiums and discounts on loans
    and mortgage-backed and related securities         9,455             9,726
   Provision for loan losses                          20,000                --
   Deferred loan fees                                   (884)            1,670
   Depreciation of premises and equipment              6,000             7,800
   Net loss(gain) on sale of real estate owned           690                --
   Net gain on fixed assets                               --                --
   (Increase) decrease in accrued interest
     receivable                                      (25,016)          (15,719)
   (Increase) decrease in other assets                30,816            70,828
   Increase (decrease) in income taxes payable        85,909                --
   Increase (decrease) in accrued expenses
    and other liabilities                             (8,603)         (270,547)
                                                    --------          --------
      Net cash provided (used) by operating
       activities                                    215,034          (129,200)
                                                    --------          --------
CASH FLOW FROM INVESTING ACTIVITIES
Loan originations net of principal repayments       (936,304)         (420,638)
Maturity of investment securities - held to
 maturity                                                 --                --
Purchase of Federal Home Loan Bank stock               6,600             6,500
Purchase of mortgage-backed securities-available
 for sale                                                 --          (510,410)
Principal repayments of mortgage-backed
 securities-available for sale                       346,836           304,966
Principal repayments of mortgage-backed
 securities-held to maturity                         212,424            73,425
Investment in foreclosed real estate                  (2,655)           (6,958)
Proceeds from sale of real estate                         --             3,250
Purchases of premises and equipment                  (83,872)          (31,213)
                                                   ---------          --------
      Net cash provided (used) by investing
       activities                                   (456,971)         (581,078)
                                                   ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                $(267,945)         $903,183
Increase (decrease) in advances from FHLB            561,905            (9,700)
Increase (decrease) in mortgage escrow funds          (8,258)            2,166
Proceeds from sale of common stock                        --                --
Purchase of treasury stock                                --                --
Cash dividend paid                                        --                --
                                                   ---------          --------
      Net cash provided (used) by financing
       activities                                    285,702           895,649
                                                   ---------          --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 43,765           185,371
CASH AND CASH EQUIVALENTS, beginning of period      140,139            140,139
                                                   ---------          --------
CASH AND CASH EQUIVALENTS, end of period             183,904           325,510
                                                   =========          ========

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                            STATEMENTS OF CASH FLOWS



                                             Three Months Ended December 31,
                                             -------------------------------
                                                1995                1996
                                              --------            --------
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES

Loans originated to facilitate the sale of
  real estate owned                           $     --             $ 29,250
                                              ========             ========

Loan principal reductions resulting from
  foreclosures on real estate owned           $ 95,443             $     --
                                              ========             ========

Increase in unrealized gain (loss) on
  securities available-for-sale, net of
  applicable deferred income taxes            $ 59,599             $ 57,195
                                              ========             ========

SUPPLEMENTAL SCHEDULE OF INTEREST
  AND TAXES PAID

Interest paid                                 $542,114             $619,093
                                              ========             ========

Taxes paid                                    $     --             $     --
                                              ========             ========

See accompanying notes to unaudited consolidated financial statements

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                December 31, 1996
                                            ----------------------------------------------------------------------------------------
                                                                                       Unallocated                        Total
                                             Common      Treasury     Retained    -----------------------  Unrealized  Shareholders'
                                             Stock        Stock       Earnings    ESOP Shares  RRP Shares  Gain (Loss)    Equity
                                            ---------    --------    ----------   -----------  ----------  -----------   ---------
Balance October 1, 1996                     3,352,212    (350,561)    4,049,776    (228,624)    (291,153)    171,598     6,703,248

Net change in unrealized gain (loss) on
  available-for-sale securities                    --         --             --          --           --      57,195        57,195

Net income for the three months
 ended December 31, 1996                           --         --         66,352          --           --      66,352        66,352
                                            ---------    --------     ---------    --------     --------     -------     ---------

Balance December 31, 1996                   3,352,212    (350,561)    4,116,128    (228,624)    (291,153)    228,793     6,826,795
                                            =========    ========     =========    ========     ========     =======     =========

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

         Certain information and note disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes presented in Form 10-KSB filed for the fiscal year ended September 30, 1996. St. Landry Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The financial data and results of operations for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.


NOTE 2--Earnings Per Share

         For purpose of calculating earnings per common share the weighted average number of shares outstanding, excluding unallocated ESOP shares and unallocated Recognition and Retention Plan shares, was used. The weighted average number of shares outstanding for the period ended December 31, 1996 was 426,024 (459,093 of outstanding shares reduced by 33,069 unallocated ESOP shares). The weighted average number of shares outstanding for the period ended December 31, 1996 presented was 389,196 (436,138 of the weighted average number of outstanding shares reduced by 28,578 unallocated ESOP shares and 18,364 unallocated Recognition and Retention Plan shares).

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

         The Company's total assets were $56.9 million at September 30, 1996 as compared to $57.6 million at December 31, 1996. The 1.0% increase in assets over the three month period is a direct result of increased cash and cash equivalents, loan originations exceeding principal repayments and purchases of mortgage backed securities.

         Net loans receivable increased by $444,000 from $39.8 million at September 30, 1996 to $40.3 million at December 31, 1996. The increase was due to an increase in originations, in conjunction with a decrease in principal repayments.

         Total investment securities increased by $53,000 from $2.7 million at September 30, 1996 to $2.8 million at December 31, 1996. The increase was due to an increase in the unrealized gain on investment securities-available for sale totaling $52,000 and a $1,000 accretion of discounts paid on investment securities. The total gain in stock in Federal Home Loan Mortgage Corporation was $413,000 and the loss on stock in adjustable rate mortgage portfolio was $2,000, which is included in investment securities-available for sale.

         The Association experienced a $160,000 increase in mortgage-backed securities during the three month period ending December 31, 1996. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $98,000 and $64,000, for September 30, 1996 and December 31, 1996, respectively. The loss declined by $34,000 over the three month period. Additional mortgage-backed securities were purchased totalling $510,000, during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

         Deposits increased by $903,000 from $41.9 million at September 30, 1996 to $42.8 million at December 31, 1996. The increase was due to additional monies deposited in time deposit certificates emphasizing six to twelve month maturities.

         Federal Home Loan Bank advances remained constant at $7.5 million at September 30, 1996 and at December 31, 1996. Borrowing proceeds are used to fund a portion of loan originations, and purchase mortgage-backed securities.

         Total stockholders' equity increased by $123,000 from $6,703,000 at September 30, 1996 to $6,827,000 at December 31, 1996. Stockholders' equity increased by $57,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition to the unrealized gain reflected in equity, net income for the three month period increased total stockholders' equity by $66,000.


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

                                         September 30,            December 31,
                                             1996                     1996
                                         -------------            ------------
Non-Performing Assets
Non-accruing loans:
  One-to four-family                         $623                     $522
  Consumer                                    184                      148
Total                                         807                      670

Foreclosed assets:
  One-to four-family                          131                      105

Total non-performing assets                   938                      775

Total as a percentage of
  total assets                               1.65%                    1.34%


         Non-performing assets decreased by $163,000 over the three month period ended December 31, 1996, due to a decline in non-accruing loans of $137,000 and a decrease of $26,000 in real estate owned.

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

         The Company's allowance for loan losses totaled $580,000 and $556,000, for September 30, 1996 and December 31, 1996, respectively. Allowance for loan losses as a percentage of net loans receivable equaled 1.46% at September 30, 1996 and 1.38% at December 31, 1996.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Quarters Ended December 31, 1995
and 1996

         General. The Company had net income of $97,000 for the three months ended December 31, 1995, as compared to $66,000 for the three months ended December 31, 1996. The decrease in net income of $31,000 was primarily due to an increase in total non-interest expense of $53,000. This increase was partially offset by an increase in net interest income of $17,000, an increase in total non-interest income of $1,000 and a decrease in income taxes of $4,000.

         Interest Income. Interest income increased by $68,000 from $977,000 for the three months ended December 31, 1995 to $1,045,000 for the three months ended December 31, 1996. The $68,000 increase was due primarily to the increase in loans receivable of approximately 1.6 million, resulting in an increase in interest on loans of $59,000. The increase of $19,000 in interest earned on mortgage backed securities was due to an increase of $1.0 million. This increase was partially offset by a decrease of $10,000 on investment securities which decreased by $330,000 over the comparable periods.

         Interest Expense. Interest expense increased by $70,000 from $536,000 for the three months ended December 31, 1995 to $606,000 for the three months ended December 31, 1996. This was due primarily to the increased cost of funds. Cost of funds increased because of increased Federal Home Loan Bank borrowings outstanding during the three months at a cost higher than deposit accounts, and the overall increase in interest rates paid on deposits as compared to the prior year. Total interest-bearing liabilities increased from $46.2 million during the three months ended December 31, 1995 to $50.6 million at December 31, 1996. The weighted average cost of funds was 4.70% and 4.95% at December 31, 1995 and 1996, respectively. Consequently, increased interest-bearing liabilities, in conjunction with increased funding cost, caused an incline of interest expense for the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995.

         Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income decreased by $3,000 from $441,000 for the three months ended December 31, 1995 to $438,000 for the three months ended December 31, 1996. The decrease was due to the increase in the cost of interest-bearing liabilities which was in excess of increased earnings in interest-earning assets.

         Provision for Loan Losses. The provision for loan losses was $20,000 for the three months ended December 31, 1995. Additional provision for loan losses was not deemed necessary for the three months ended December 31, 1996. Non-performing assets were $938,000 and $775,000 at December 31, 1995 and 1996, respectively. Non-performing assets as a percentage of total assets were 1.65% and 1.34% at December 31, 1995 and 1996, respectively.

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

         Non-interest Income. Non-interest income increased by $1,000 from $11,000 for the quarter ended December 31, 1995 to $12,000 for the quarter ended December 31, 1996. The increase was due to more service charges and partially offset by a decrease in insurance commissions and REO operations.

         Non-interest Expense. Total non-interest expense increased by $53,000 from $295,000 for the three months ended December 31, 1995 to $348,000 for the three months ended December 31, 1996. There were increases in employee compensation of $2,000, occupancy and equipment of $1,000, marketing and other professional services of $4,000, real estate owned of $2,000 and other expenses of $43,000. The increase in other expenses was due primarily to an additional $26,000 in property taxes as a result of being a stock company.

         Income Tax Provision. Income tax expense decreased by $4,000 for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995 due to a decrease in pre-tax income.

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

         Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996 and December 31, 1996 liquidity eligible assets totaled $3.2 million and $3.6 million, respectively. At those same dates, the Association's liquidity ratios were 6.5% and 7.2%, respectively, all in excess of the 5% minimum regulatory requirement. Management anticipates a somewhat lower liquidity ratio in future periods, due to funding needs for outstanding loan commitments.

         The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At December 31, 1996 the Association had outstanding commitments to extend credit which amounted to $358,000. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

         At December 31, 1996, the Company had $26.3 million in certificates of deposit due within one year and $11.4 million in other deposits without specific maturity. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

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

         The following table sets forth First Federal's compliance with each of its capital requirements as of December 31, 1996 (dollars in thousands).

                       Current Capital  Actual Association
                         Requirement          Capital        Capital Excess
                       --------------     --------------     --------------
                       Amount      %      Amount      %      Amount      %
                       ------    ----     ------    ----     ------    ----
Tangible Capital         861     1.50%    5,577     9.71%    4,716     8.21%

Core Capital           1,722     3.00%    5,577     9.71%    3,855     6.71%

Risk-Based Capital     2,551     8.00%    5,914    18.55%    3,363    10.55%

         Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations.

         Total capital includes general loan loss reserves of $337,000.

         The OTS and the Federal Deposit Insurance Corporation are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. Effective December 19, 1992, the federal banking agencies, including OTS, have been given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-
based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more additional specified actions and operating restrictions mandated by federal law. First Federal is considered a well capitalized institution based upon its capital ratios at December 31, 1996.

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

         St. Landry Financial Corporation
                    (Registrant)




Date:  February 13, 1997                            /s/ Wayne McK Gilmore
                                                    ----------------------------
                                                    Wayne McK. Gilmore
                                                    President

Date:  February 13, 1997                            /s/ Kathryn Chelette
                                                    ----------------------------
                                                    Kathryn Chelette
                                                    Controller