Form 10QSB
period 1997-03-31
ST LANDRY FINANCIAL CORP
filed 1997-05-14
CIK 933981

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from                to

                   OTS Docket number  06172

             Commission File Number         0-25486


                 ST. LANDRY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

          Delaware                            72-1284436
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

Yes      X        No

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share               414,331
                Class                      (Outstanding at March 31, 1997)

Transitional Small Business Disclosure Format:

Yes               No     X

                 ST. LANDRY FINANCIAL CORPORATION

                             INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements


     Consolidated Statement of Financial Condition,
     September 30, 1996 and March 31, 1997                       1

     Consolidated Statement of Operations, Quarters Ended
     March 31, 1996 and 1997                                     2

     Consolidated Statement of Opelousas, Six Months Ended
     March 31, 1996 and 1997                                     3


     Consolidated Statement of Changes in Stockholder's Equity   4

     Consolidated Statement of Cash Flows, Six Months Ended
     March 31, 1996 and 1997                                     5

     Notes to Consolidated Financial Statements                  6-7

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations        8-15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                  16

     Item 2.  Changes Upon Securities                            16

     Item 3.  Defaults Upon Senior Securities                    16

     Item 4.  Submission of Matters to a Vote of
               Security Holders                                  16

     Item 5.  Other Information                                  16

     Item 6.  Exhibits and Reports on Form 8-K                   16



   SIGNATURES

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                       STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1996 AND MARCH 31, 1997

                                            SEPTEMBER 30,        MARCH 31,
                                                   1996             1997
                                              ------------      -----------
           ASSETS
Cash and cash equivalents                        $ 385,363      $   255,909
Investment securities-available for sale         1,773,450        1,820,330
Investment securities-held to maturity             989,595        1,086,250
Mortgage-backed securities-available for sale    9,484,872       10,442,230
Mortgage-backed securities-held to maturity      2,854,260        1,931,407
Federal Home Loan Bank stock                       444,300          478,000
Loans receivable, net                           39,856,672       40,171,975
Accrued interest receivable                        264,365          278,101
Foreclosed real estate, net of allowance            97,827           71,479
Premises and equipment                             605,178          624,473
Other assets                                       100,774           59,579
                                               -----------      -----------
     Total assets                               56,856,656       57,219,733
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                     $41,985,963      $42,612,878
  Advances from Federal Home Loan Bank           7,561,322        7,595,898
  Advances by borrowers for taxes and
   insurance                                        92,468          107,555
  Federal income taxes:
     Currently payable                                   0           16,350
     Deferred payable                               37,127           63,888
  Accrued expenses and other liabilities           476,528          218,471
                                               -----------      -----------
     Total liabilities                          50,153,408       50,615,040
                                               -----------      -----------
Stockholders' Equity:
  Common stock, $.01 par value, 1,500,000
   shares authorized; 459,093 shares
   outstanding                                       4,591            4,591
  Preferred stock, $.01 par value, 500,000
   shares authorized; 0 shares outstanding
  Additional paid in capital                     3,347,621        3,347,621
  Treasury Stock, 22,955 shares                   (350,561)        (696,747)
  Unearned ESOP shares                            (228,624)        (228,624)
  Unearned Recognition and Retention
   Plan shares                                    (291,153)        (236,452)
  Retained Earnings                              4,049,776        4,190,758
  Net unrealized gain on available-for-sale
   securities                                      171,598          223,546
                                               -----------      -----------
     Total stockholders' equity                  6,703,248        6,604,693
                                               -----------      -----------
     Total liabilities and
      stockholders' equity                     $56,856,656      $57,219,733
                                               ===========      ===========
/TABLE

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                            STATEMENTS OF INCOME
                     QUARTER ENDED MARCH 31, 1996 AND 1997

                                                 MARCH 31,        MARCH 31,
                                                   1996              1997
                                                -----------     ------------
INTEREST INCOME
  Loans receivable
      First mortgage loans                       $720,480       $   781,973
      Savings account loans                         5,472            10,544
      Consumer loans                               39,298            12,392
  Investment securities                            50,883            51,484
  Mortgage-backed securities                      179,295           211,170
                                                 --------        ----------
         Total interest income                    995,428         1,067,563
                                                 --------        ----------
INTEREST EXPENSE
  Deposits                                        490,577           512,091
  Borrowed funds                                   53,342            98,387
                                                 --------        ----------
         Total interest expense                   543,919           610,478
                                                 --------        ----------
         Net interest income                      451,509           457,085

PROVISION FOR LOAN LOSSES                           5,000             5,000
                                                 --------        ----------
        Net interest income after provision
         for loan losses                          446,509           452,085
                                                 --------        ----------
NON-INTEREST INCOME
  Service charges and other fees                    3,984             4,315
  Insurance commissions                             5,310             5,392
  REO operations                                        0                 0
  Other                                               193               132
                                                 --------        ----------
        Total non-interest income                   9,487             9,839
                                                 --------        ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                  176,174           227,698
      Occupancy and equipment                      29,414            35,441
      Marketing and other professional
       services                                    38,571            34,247
      Deposit insurance premium                    25,431             1,395
      Net loss (gain) on foreclosed
       real estate                                  3,627                 0
      Real estate owned expense                     1,866            (1,436)
      Other                                        45,614            46,949
                                                 --------        ----------
        Total non-interest expense                320,697           344,294
                                                 --------        ----------
        Income before income taxes                135,299           117,630

INCOME TAX EXPENSE                                 55,000            43,000
                                                 --------        ----------
NET INCOME                                         80,299            74,630
                                                 ========        ==========
EARNINGS PER COMMON SHARE                           $0.19             $0.19
                                                 ========        ==========
See accompanying notes to unaudited consolidated financial statements

/TABLE

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                              STATEMENTS OF INCOME
                      SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                MARCH 31,         MARCH 31,
                                                  1996              1997
                                               -----------      ------------
INTEREST INCOME
  Loans receivable
      First mortgage loans                      $1,448,091        $1,561,227
      Savings account loans                         19,613            22,453
      Consumer loans                                49,278            31,783
  Investment securities                            100,342            90,685
  Mortgage-backed securities                       354,870           406,107
                                                ----------        ----------
      Total interest income                      1,972,194         2,112,255
                                                ----------        ----------
INTEREST EXPENSE
  Deposits                                         980,194         1,013,968
  Borrowed funds                                    99,233           202,997
                                                ----------        ----------
      Total interest expense                     1,079,427         1,216,965
                                                ----------        ----------
      Net interest income                          892,767           895,290

PROVISION FOR LOAN LOSSES                           25,000             5,000
                                                ----------        ----------
Net interest income after provision for
 loan losses                                       867,767           890,290
                                                ----------        ----------
NON-INTEREST INCOME
  Service charges and other fees                     7,631             9,525
  Insurance commissions                             11,835            11,560
  REO operations                                         0                 0
  Other                                                576               313
                                                ----------        ----------
      Total non-interest income                     20,042            21,398
                                                ----------        ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                   355,005           408,414
      Occupancy and equipment                       59,530            67,046
      Marketing and other professional
       services                                     58,923            58,036
      Deposit insurance premium                     50,079            26,302
      Net loss (gain) on foreclosed real
       estate                                        3,627               690
      Real estate owned expense                      1,580              (139)
      Other                                         86,409           131,357
                                                ----------        ----------
      Total non-interest expense                   615,153           691,706
                                                ----------        ----------
      Income before income taxes                   272,656           219,982

INCOME TAX EXPENSE                                  95,000            79,000
                                                ----------        ----------
NET INCOME                                         177,656           140,982
                                                ==========        ==========
EARNINGS PER COMMON SHARE                            $0.42             $0.37
                                                ==========        ==========
See accompanying notes to unaudited consolidated financial statements

/TABLE

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                           STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                     MARCH 31,    MARCH 31,
                                                       1996          1997
                                                   -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                          $  177,656      $140,982
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of premiums and discounts on
    loans and mortgage-backed and
    related securities                                  13,746        17,924
   Stock dividends - FHLB stock                          6,600             0
   Provision for loan losses                            25,000         5,000
   Deferred loan fees                                   (2,416)          991
   Depreciation of premises and equipment               15,400        16,900
   Net loss(gain) on sale of real estate owned           3,627           690
   Net gain on fixed assets                                  0             0
   (Increase) decrease in accrued interest
     receivable                                        (27,408)      (13,736)
   (Increase) decrease in other assets                  11,668        41,195
   Increase (decrease) in income taxes payable           5,685        16,350
   Increase (decrease) in accrued expenses
    and other liabilities                               (3,047)     (258,057)
                                                    ----------      --------
          Net cash provided (used)
           by operating activities                     226,511       (31,761)
                                                    ----------      --------
CASH FLOW FROM INVESTING ACTIVITIES
Loan originations net of principal repayments       (1,214,588)     (299,285)
Purchase of investment securities-
 held to maturity                                            0      (594,811)
Maturity of investment securities-
 held to maturity                                            0       500,000
Purchase of Federal Home Loan Bank stock               (31,100)      (33,700)
Purchase of mortgage-backed securities-
 available for sale                                 (2,109,006)   (1,590,726)
Principal repayments of mortgage-backed
 securities-available for sale                         724,305       663,010
Principal repayments of mortgage-backed
 securities-held to maturity                           398,196       912,571
Investment in foreclosed real estate                    (2,970)       (6,900)
Proceeds from sale of real estate                       23,000         3,250
Purchases of premises and equipment                   (109,990)      (36,195)
                                                    ----------      --------
          Net cash provided (used)
           by investing activities                  (2,322,153)     (482,786)
                                                    ----------      --------
This statement continued on next page

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                 $(336,270)      $626,915
Increase (decrease) in advances from FHLB            2,383,653        34,576
Increase (decrease) in mortgage escrow funds          (12,498)        15,087
Proceeds from sale of common stock                          0              0
Purchase of treasury stock                            (33,750)      (346,186)
Allocation of unearned RRP shares                           0         54,701
Cash dividend paid                                          0              0
                                                    ----------      --------
          Net cash provided (used)
           by financing activities                   2,001,135       385,093
                                                    ----------      --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (94,507)     (129,454)
CASH AND CASH EQUIVALENTS, beginning of period         140,139       385,363
                                                    ----------      --------
CASH AND CASH EQUIVALENTS, end of period            $   45,632      $255,909
                                                    ==========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES

Loans originated to facilitate the sale of
 real estate owned                                          $0       $29,250
                                                    ==========      ========
Loan principal reductions resulting from
 foreclosures on real estate owned                    $126,586            $0
                                                    ==========      ========
Increase in unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes                      $81,135       $51,948
                                                    ==========      ========
SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID

Interest paid                                         $984,761    $1,008,463
                                                    ==========      ========
Taxes paid                                             $72,980       $62,650
                                                    ==========      ========

See accompanying notes to unaudited consolidated  financial statements


                                             ST LANDRY FINANCIAL CORPORATION
                                                 OPELOUSAS, LOUISIANA
                                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                   MARCH 31, 1997

                                                               UNALLOCATED   UNALLOCATED
TOTAL
                             COMMON     TREASURY     RETAINED     ESOP           RRP
UNREALIZED   SHAREHOLDERS'
                              STOCK       STOCK      EARNINGS    SHARES         SHARES     GAIN
(L0SS)     EQUITY
                            ---------  ---------    ---------  -----------   -----------   ----------   -------------
Balance October 1, 1996      3,352,212  (350,561)   4,049,776   (228,624)     (291,153)      171,598      6,703,248

Net change in unrealized
 gain (loss) on available-
 for-sale securities                                                                           51,948         51,948

Purchase of Treasury Stock              (346,186)                                                           (346,186)

Allocation of earned
 RRP shares                                                                     54,701                        54,701

Net income for the six
 months ended March 31, 1997                          140,982                                                140,982
                             ---------  --------    ---------   --------      --------        -------      ---------
Balance at March 31, 1997    3,352,212  (696,747)   4,190,758   (228,624)     (236,452)       223,546      6,604,693
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

NOTE 2--Earnings Per Share

     For purpose of calculating earnings per common share the weighted average number of shares outstanding, excluding unallocated ESOP shares and unallocated Recognition and Retention Plan shares, was used. The weighted average number of shares outstanding for the period ended March 31, 1996 was 425,958 (477,391 of outstanding shares reduced by 33,069 unallocated ESOP shares and 18,364 unallocated Recognition and Retention Plan Shares). The weighted average number of shares outstanding for the period ended March 31, 1997 presented was 384,653 (414,331 of the weighted average number of outstanding shares reduced by 28,578 unallocated ESOP shares and 1,100 unallocated Recognition and Retention Plan shares).

NOTE 3--Accounting for Stock-Based Compensation

     In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation", which is effective for transactions entered into after December 15, 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, usually the vesting period. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The adoption of SFAS No. 123 had no material impact on the financial statements of St. Landry Financial Corporation.

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

FINANCIAL CONDITION

     The Company's total assets were $56.9 million at September 30, 1996 as
compared to $57.2 million at March 31, 1997.   The 1.0% increase in assets
over the six month period is a direct result of loan originations exceeding principal repayments and purchases of investment and mortgage-backed securities.

     Net loans receivable increased by $315,000 from $39.8 million at September 30, 1996 to $40.2 million at March 31, 1997. The increase was due to an increase in originations, in conjunction with a decrease in principal repayments.

      Total investment securities increased by $144,000 from $2.7 million at September 30, 1996 to $2.9 million at March 31, 1997. The increase was due to a purchase of $98,000 in investments, an increase in the unrealized gain on investment securities-available for sale totaling $47,000 and a $1,000 discounts paid on new investment securities. The total gain in stock in Federal Home Loan Mortgage Corporation was $407,000 and the loss on stock in adjustable rate mortgage portfolio was $2,000, which is included in investment securities-available for sale.

     The Association experienced a $340,000 increase in mortgage-backed securities during the six month period ending March 31, 1997. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $98,000 and $66,000, for September 30, 1996 and March 31, 1997, respectively. The loss declined by $32,000 over the six month period. Additional mortgage-backed securities were purchased totalling $1.1 million during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

     Deposits increased by $627,000 from $41.9 million at September 30, 1996 to $42.6 million at March 31,1997. The increase was due to additional monies deposited in time deposit certificates emphasizing six to twelve month maturities.

     Federal Home Loan Bank advances remained constant at $7.5 million at September 30, 1996 and at March 31, 1997. Borrowing proceeds are used to fund a portion of loan originations, and purchase mortgage-backed securities.

     Total stockholders' equity decreased by $99,000 from $6,703,000 at September 30, 1996 to $6,605,000 at March 31, 1997. Stockholders' equity increased by $52,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition to the unrealized gain reflected in equity, net income for the six month period increased total stockholders' equity by $141,000, and the allocation of Recognition and Retention Plan shares for 1997 increased stockholder equity by an additional 54,000. Offsetting these factors, was the repurchase of 21,807 shares of St. Landry Financial Corporation Stock, at a total cost of $346,000.

ASSET QUALITY

Non-performing Loans and Investments in Real Estate

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio, rounded to the nearest thousand.
Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At the dates presented, the Company had no accruing loans which were contractually past due 90 days or more and no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement loans.

                              September 30, 1996    March 31, 1997
Non-Performing Assets

Non-accruing loans:
  One-to four-family                      $623                   $494
  Consumer                                 184                    149

Total                                      807                    643

Foreclosed assets:
  one-to four-family                       131                    105

Total non-performing assets                938                    748

Total as a percentage of
  total assets                            1.65%                  1.30%

     Non-performing assets decreased by $190,000 over the six month period ended March 31, 1997, due to a decline in non-accruing loans of $164,000 and a decrease of $26,000 in real estate owned.

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

     The Company's allowance for loan losses totaled $580,000 and $561,000, for September 30, 1996 and March 31, 1997, respectively. Allowance for loan losses as a percentage of net loans receivable equaled 1.46% at September 30, 1996 and 1.40% at March 31, 1997.

RESULTS OF OPERATIONS

Comparison of Operating Results for Quarters Ended March 31, 1996 and 1997

     General. The Company had net income of $80,000 for the three months ended March 31, 1996, as compared to $75,000 for the three months ended March 31, 1997. The decrease in net income of $5,000 was primarily due to an increase in total non-interest expense of $24,000. This increase was partially offset by an increase in net interest income of $6,000, an increase in total non-interest income of $1,000 and a decrease in income taxes of $12,000.

     Interest Income. Interest income increased by $72,000 from $995,000 for the three months ended March 31, 1996 to $1,067,000 for the three months ended March 31, 1997. The $72,000 increase was due primarily to the increase in loans receivable of approximately $1.7 million, resulting in an increase in interest on loans of $40,000. The increase of $31,000 in interest earned on mortgage backed securities was due to an average balance increase of $1.8 million over the comparable periods. Interest income on investment securities increased by $1,000, since balances remained comparable for the three month periods.

     Interest Expense. Interest expense increased by $66,000 from $544,000 for the three months ended March 31, 1996 to $610,000 for the three months ended March 31, 1997. This was due primarily to the increased cost of funds. Cost of funds increased because of increased Federal Home Loan Bank borrowings outstanding during the three months that cost more than deposit accounts and the overall increase in interest rates paid on deposits from the prior year. Total interest-bearing liabilities increased from $47.7 million at March 31, 1996 to $50.2 million at March 31, 1997. The weighted average cost of funds was 4.73% and 4.96% during the comparable periods. Consequently, increased interest-bearing liabilities, in conjunction with increased funding cost, caused an incline of interest expense for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1997.

     Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest income increased by $6,000 from $451,000 for the three months ended March 31, 1996 to $457,000 for the three months ended March 31, 1997. The increase was due to the increase in earnings on interest earning assets exceeding the increase of cost on interest bearing liabilities.

     Provision for Loan Losses. The provision for loan losses was $5,000 for the three months ended March 31, 1996 and March 31, 1997. Non-performing assets were $519,000 and $748,000 at March 31, 1996 and 1997 respectively. Non-performing assets as a percentage of total assets were .93% and 1.30% at March 31, 1996 and 1997, respectively.

     Management and the Board of Directors review the loan loss reserve monthly to determine sufficiency. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Non-interest Income. Non-interest income increased by $400 from $9,500 for the quarter ended March 31, 1996 to $10,000 for the quarter ended March 31, 1997. The increase was due to an increase in service charges and insurance commissions and lower income on REO operations.

     Non-interest Expense. Total non-interest expense increased by $23,000 from $321,000 for the three months ended March 31, 1996 to $344,000 for the three months ended March 31, 1997. There were increases in employee compensation of $54,000, caused by the allocation of the 1997 Recognition and Retention Plan shares, occupancy and equipment of $6,000, and other expenses of $1,000. These increases were partially offset by decreases in marketing and other professional services of $4,000, real estate owned of $7,000 and decreases in the FDIC insurance expense of $24,000.

     Income Tax Provision. Income tax expense decreased by $12,000 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 due to a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended March 31, 1996 and
1997

     General. Net income totaled $178,000 and 141,000, respectively for the six month ended March 1996 and 1997. The decrease was primarily the result of an increase in total non-interest expense of $77,000. The increase in total non-interest expense was offset by an increase in net interest income of $3,000 and increase of $1,000 in non-interest income and a reduction of $20,000 in provisions for loan loss and a reduction in income tax expense of $16,000.

     Interest Income. Total interest income increased by $140,000 for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The increase resulted from an increase of $1.8 million in the average balance of interest-earning assets, primarily due to the increase in the loan portfolio and mortgage backed securities.

     Interest Expense. Total interest expense increased by $137,000 during the six month period ended March 31, 1997, as compared to the six month period ended March 31, 1996. The weighted average cost of funds was 4.73% and 4.96% during the comparable periods. This was due primarily to higher prevailing rates of interest in the company's market. Cost of funds also increased because of increased borrowings outstanding during the six month period, which were used to fund additional lending and the purchase of mortgage-backed securities. Federal Home Loan Bank advances outstanding resulted in an increase of $104,000 in interest expense on borrowed funds.

     Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. During the six month ended March 31, 1997, the Company's net interest income increased by $3,000. The increase in interest income of $140,000 was offset by the increase in interest expense in the amount of $137,000.

     Provision for Loan Losses. The provision for loan losses was $25,000 for the six months ended March 31, 1996, as compared to $5,000 for the six months ended March 31, 1997. The provision for loan losses is determined by management, based on monthly reviews of problem assets.

     Non-interest Income. Late charges and insurance commissions are the focus of non-interest income for the Company. Non-interest income totaled $20,000 for the six months ended March 31, 1996, as compared to $21,000 for the six months ended March 31, 1997. The slight increase was due to service charges and other fees collected.

     Non-interest Expense. Non-interest expense totaled $615,000 for the six months ended March 31, 1996, as compared to $692,000 for the six months ended March 31, 1997. The increase of $77,000, was partially caused by a $53,000 increase in compensation and benefits expense. Compensation and benefits expense increased due to the first allocation of the Recognition and Retention shares for 1997. Other increased expenses were occupancy and equipment expenses of $8,000 and other expenses of $44,000. Offsetting these increased expenses were decreases in real estate owned expenses of $4,000 and FDIC insurance expense of $24,000. The increase in other expenses was due primarily to an additional $26,000 in property taxes as a result of being a stock company.

     Provision for Income Taxes. Income tax expenses for the six month period ended March 31, 1996 was $95,000, as compared to $79,000 for the six month
period ended March 31, 1997.   The decrease was due to a decrease in pre-tax
income of the comparable time period. Pre-tax income was $273,000 and $220,000, respectively, for the six month periods.

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

     Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given
period.   At September 30, 1996 and March 31, 1997 liquidity eligible assets totaled $3.2 million and $2.7 million, respectively. At those same dates, the Association's liquidity ratios were 6.5% and 5.4%, respectively, all in excess of the 5% minimum regulatory requirement.

     The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At March 31, 1997 the Association had outstanding commitments to extend credit which amounted to $1,269,000. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

     At March 31, 1997, the Company had $25.7 million in certificates of deposit due within one year and $11.6 million in other deposits without specific maturity. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

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

     The following table sets forth First Federal's compliance with each of its capital requirements as of March 31, 1997 (dollars in thousands).

                        Current              Actual
                        Capital            Association
                      Requirement            Capital          Capital Excess
                   -----------------     -----------------  ----------------
                    Amount       %        Amount      %       Amount      %

Tangible Capital      861      1.50%     5,423      9.46%     4,563     7.96%

Core Capital        1,720      3.00%     5,423      9.46%     3,703     6.46%

Risk-Based Capital  2,594      8.00%     5,771     17.79%     3,177     9.79%

     Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations.

     Total capital includes general loan loss reserves of $348,000.

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

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more additional specified actions and operating restrictions mandated by federal law. First Federal is considered a well capitalized institution based upon its capital ratios at March 31, 1997.

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

     St. Landry Financial Corporation
                    (Registrant)




Date: 5/12/97           /s/ Wayne McK. Gilmore
      -------           ----------------------
                        Wayne McK. Gilmore
                        President


Date: 5/12/97           /s/ Jutta Codori
      -------           ----------------------
                        Jutta Codori
                        Controller