Form 10QSB
period 1997-06-30
ST LANDRY FINANCIAL CORP
filed 1997-08-13
CIK 933981

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from                to

                   OTS Docket number  06172

             Commission File Number         0-25486


                 ST. LANDRY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

          Delaware                                  72-1284436
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


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

Yes      X        No

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share               409,423
                Class                      (Outstanding at June 30, 1997)

Transitional Small Business Disclosure Format:

Yes               No     X

                 ST. LANDRY FINANCIAL CORPORATION

                             INDEX


                                                            Page Number
PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements                     1


     Consolidated Statement of Financial Condition,
     September 30, 1996 and June 30, 1997                        2

     Consolidated Statement of Operations, Quarters Ended
     June 30, 1996 and 1997                                      3

     Consolidated Statement of Operations, Nine Months
     Ended June 30, 1996 and 1997                                4


     Consolidated Statement of Changes in Stockholder's Equity   5

     Consolidated Statement of Cash Flows, Nine Months Ended
     June 30, 1996 and 1997                                      6-7

     Notes to Consolidated Financial Statements                  8-9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10-17

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                     18

  Item 2.  Changes Upon Securities                               18

  Item 3.  Defaults Upon Senior Securities                       18

  Item 4.  Submission of Matters to a Vote of
            Security Holders                                     18

  Item 5.  Other Information                                     18

  Item 6.  Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                       19

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                       STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1996 AND JUNE 30, 1997

                                              SEPTEMBER 30,       JUNE 30,
                                                  1996              1997
                                              ------------      -----------
           ASSETS
Cash and cash equivalents                      $   385,363      $   195,772
Investment securities - available for sale       1,773,450        1,952,452
Investment securities - held to maturity           989,595        1,087,187
Mortgage-backed securities - available
 for sale                                        9,484,872       10,927,111
Mortgage-backed securities - held to
 maturity                                        2,854,260        1,843,082
Federal Home Loan Bank stock                       444,300          485,100
Loans receivable, net                           39,856,672       41,118,277
Accrued interest receivable                        264,365          282,720
Foreclosed real estate, net of allowance            97,827           86,404
Premises and equipment                             605,178          637,744
Other assets                                       100,774           44,460
                                               -----------      -----------
     Total assets                              $56,856,656      $58,660,309
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                     $41,985,963      $42,654,431
  Advances from Federal Home Loan Bank           7,561,322        8,811,202
  Advances by borrowers for taxes and
   insurance                                        92,468           90,750
  Federal income taxes:
     Currently payable                                   0           53,025
     Deferred payable                               37,127          114,517
  Accrued expenses and other liabilities           476,528          218,056
                                               -----------      -----------
     Total liabilities                          50,153,408       51,941,981
                                               -----------      -----------
Stockholders' Equity:
  Common stock, $.01 par value, 1,500,000
   shares authorized; 459,093 shares
   outstanding                                       4,591            4,591
  Preferred stock, $.01 par value, 500,000
   shares authorized; 0 shares outstanding
  Additional paid in capital                     3,347,621        3,347,621
  Treasury Stock, (22,955 and 49,670 shares,
    respectively)                                 (350,561)        (757,199)
  Unearned ESOP shares                            (228,624)        (228,624)
  Unearned Recognition and Retention
   Plan shares                                    (291,153)        (236,452)
  Retained Earnings                              4,049,776        4,266,565
  Net unrealized gain on available-for-sale
   securities                                      171,598          321,826
                                               -----------      -----------
     Total stockholders' equity                  6,703,248        6,718,328
                                               -----------      -----------
     Total liabilities and
      stockholders' equity                     $56,856,656      $58,660,309
                                               ===========      ===========
/TABLE

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                            STATEMENTS OF INCOME
                     QUARTER ENDED JUNE 30, 1996 AND 1997

                                                 JUNE 30,         JUNE 30,
                                                  1996              1997
                                               -----------       ----------
INTEREST INCOME
  Loans receivable
      First mortgage loans                     $  752,425        $  784,959
      Savings account loans                        10,566            10,385
      Consumer loans                               26,193            16,764
  Investment securities                            45,241            52,189
  Mortgage-backed securities                      189,693           201,074
                                               ----------        ----------
         Total interest income                  1,024,118         1,065,371
                                               ----------        ----------
INTEREST EXPENSE
  Deposits                                        488,661           529,014
  Borrowed funds                                   72,245           112,532
                                               ----------        ----------
         Total interest expense                   560,906           641,546
                                               ----------        ----------
         Net interest income                      463,212           423,825

PROVISION FOR LOAN LOSSES                               0                 0
                                               ----------        ----------
        Net interest income after provision
         for loan losses                          463,212           423,825
                                               ----------        ----------
NON-INTEREST INCOME
  Service charges and other fees                    6,963             7,890
  Insurance commissions                             5,013             5,223
  REO operations                                        0                 0
  Other                                               614               228
                                               ----------        ----------
        Total non-interest income                  12,590            13,341
                                               ----------        ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                  156,373           156,305
      Occupancy and equipment                      32,673            37,251
      Marketing and other professional
       services                                    29,424            29,145
      Deposit insurance premium                    25,297             7,050
      Net loss (gain) on foreclosed
       real estate                                    615                 0
      Real estate owned expense                     5,830            (1,090)
      Other                                        34,600            44,493
                                               ----------        ----------
        Total non-interest expense                284,812           273,154
                                               ----------        ----------
        Income before income taxes                190,990           164,012

INCOME TAX EXPENSE                                 73,000            68,000
                                               ----------        ----------
NET INCOME                                        117,990            96,012
                                               ==========        ==========
EARNINGS PER COMMON SHARE                           $0.29             $0.25
                                               ==========        ==========
See accompanying notes to unaudited consolidated financial statements

/TABLE

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                              STATEMENTS OF INCOME
                      SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                                                 JUNE 30,          JUNE 30,
                                                  1996              1997
                                               -----------      ------------
INTEREST INCOME
  Loans receivable
      First mortgage loans                      $2,200,516       $2,346,186
      Savings account loans                         30,179           32,838
      Consumer loans                                75,471           48,547
  Investment securities                            145,583          142,874
  Mortgage-backed securities                       544,563          607,181
                                                ----------       ----------
      Total interest income                      2,996,312        3,177,626
                                                ----------       ----------
INTEREST EXPENSE
  Deposits                                       1,468,855        1,542,982
  Borrowed funds                                   171,478          315,529
                                                ----------       ----------
      Total interest expense                     1,640,333        1,858,511
                                                ----------       ----------
      Net interest income                        1,355,979        1,319,115

PROVISION FOR LOAN LOSSES                           25,000            5,000
                                                ----------       ----------
Net interest income after provision for
 loan losses                                     1,330,979        1,314,115
                                                ----------       ----------
NON-INTEREST INCOME
  Service charges and other fees                    14,594           17,415
  Insurance commissions                             16,848           16,783
  REO operations                                         0                0
  Other                                              1,190              541
                                                ----------       ----------
      Total non-interest income                     32,632           34,739
                                                ----------       ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                   511,378          564,719
      Occupancy and equipment                       92,203          104,297
      Marketing and other professional
       services                                     88,347           87,181
      Deposit insurance premium                     75,376           33,352
      Net loss (gain) on foreclosed real
       estate                                        4,242              690
      Real estate owned expense                      7,410           (1,229)
      Other                                        121,009          175,850
                                                ----------       ----------
      Total non-interest expense                   899,965          964,860
                                                ----------       ----------
      Income before income taxes                   463,646          383,994

INCOME TAX EXPENSE                                 168,000          147,000
                                                ----------       ----------
NET INCOME                                         295,646          236,994
                                                ==========       ==========
EARNINGS PER COMMON SHARE                            $0.71            $0.62
                                                ==========       ==========
See accompanying notes to unaudited consolidated financial statements

/TABLE

                       ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                           STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1997

                                                    JUNE 30,      JUNE 30,
                                                      1996          1997
                                                  -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                         $ 295,646      $    0,982
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of premiums and discounts on
    loans and mortgage-backed and
    related securities                                24,003          17,924
   Stock dividends - FHLB stock                        6,600               0
   Provision for loan losses                          25,000           5,000
   Deferred loan fees                                 (3,121)            991
   Depreciation of premises and equipment             26,500          16,900
   Net loss(gain) on sale of real estate owned         3,164             690
   Net gain on fixed assets                                0               0
   (Increase) decrease in accrued interest
     receivable                                      (35,262)        (13,736)
   (Increase) decrease in other assets                49,932          41,195
   Increase (decrease) in income taxes payable        42,195          16,350
   Increase (decrease) in accrued expenses
    and other liabilities                              8,673        (258,057)
                                                  ----------      ----------
          Net cash provided (used)
           by operating activities                   443,330         (31,761)
                                                  ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES
Loan originations net of principal repayments     (2,114,110)       (299,285)
Purchase of investment securities-
 held to maturity                                          0        (594,811)
Maturity of investment securities-
 held to maturity                                    500,000         500,000
Purchase of Federal Home Loan Bank stock             (31,100)        (33,700)
Purchase of mortgage-backed securities-
 available for sale                               (2,106,334)     (1,590,726)
Principal repayments of mortgage-backed
 securities-available for sale                     1,173,506         663,010
Principal repayments of mortgage-backed
 securities-held to maturity                         718,783         912,571
Investment in foreclosed real estate                  (5,931)         (6,900)
Proceeds from sale of real estate                     27,320           3,250
Purchases of premises and equipment                 (110,393)        (36,195)
                                                  ----------      ----------
          Net cash provided (used)
           by investing activities                (1,948,259)       (482,786)
                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits               $ (615,526)     $  626,915
Increase (decrease) in advances from FHLB          2,404,153          34,576
Increase (decrease) in mortgage escrow funds         (12,824)         15,087
Proceeds from sale of common stock                         0               0
Purchase of treasury stock                          (291,153)       (346,186)
Allocation of unearned RRP shares                          0          54,701
Cash dividend paid                                   (21,919)              0
                                                  ----------      ----------
          Net cash provided (used)
           by financing activities                 1,462,731         385,093
                                                  ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (42,198)       (129,454)
CASH AND CASH EQUIVALENTS, beginning of period       140,139         385,363
                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, end of period          $   97,941      $  255,909
                                                  ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES

Loans originated to facilitate the sale of
 real estate owned                                $   68,580      $   29,250
                                                  ==========      ==========
Loan principal reductions resulting from
 foreclosures on real estate owned                $  167,472      $        0
                                                  ==========      ==========
Increase in unrealized gain (loss) on
 securities available-for-sale, net of
 applicable deferred income taxes                 $   54,631      $   51,948
                                                  ==========      ==========
SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID

Interest paid                                     $1,634,618      $1,008,463
                                                  ==========      ==========
Taxes paid                                        $  109,470      $   98,484
                                                  ==========      ==========

See accompanying notes to unaudited consolidated  financial statements

/TABLE

                                             ST LANDRY FINANCIAL CORPORATION
                                                 OPELOUSAS, LOUISIANA
                                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       JUNE 30, 1997

                                                               UNALLOCATED   UNALLOCATED                    TOTAL
                             COMMON     TREASURY     RETAINED     ESOP           RRP       UNREALIZED   SHAREHOLDERS'
                              STOCK       STOCK      EARNINGS    SHARES         SHARES     GAIN (L0SS)     EQUITY
                            ---------  ---------    ---------  -----------   -----------   ----------   -------------

Balance October 1, 1996      3,352,212  (350,561)   4,049,776   (228,624)     (291,153)       171,598      6,703,248

Net change in unrealized
 gain (loss) on available-
 for-sale securities                                                                          150,228        150,228

Purchase of Treasury Stock              (406,638)                                                           (406,638)

Allocation of earned
 RRP shares                                                                     54,701                        54,701

Cash Dividends paid on
 June 24, 1997                                        (20,205)                                               (20,205)

Net income for the nine
 months ended June 30, 1997                           236,994                                                236,994
                             ---------  --------    ---------   --------      --------        -------      ---------
Balance at June 30, 1997     3,352,212  (757,199)   4,266,565   (228,624)     (236,452)       321,826      6,718,328
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


NOTE 2--Earnings Per Share

     For purpose of calculating earnings per common share the weighted average number of shares outstanding, excluding unallocated ESOP shares and unallocated Recognition and Retention Plan shares, was used. The weighted average number of shares outstanding for the period ended June 30, 1996 was 413,580 (465,013 of the weighted average number of outstanding shares reduced by 33,069 unallocated ESOP shares and 18,364 unallocated Recognition and Retention Plan Shares). The weighted average number of shares outstanding for the period ended June 30,1997 presented was 380,845 (410,523 of the weighted average number of outstanding shares reduced by 28,578 unallocated ESOP shares and 1,100 unallocated Recognition and Retention Plan shares).

NOTE 3 --Accounting for Stock-Based-Compensation

     In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, usually the vesting period. Under the instrinsic value based method, compensation cost is the excess of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The adoption of SFAS No. 123 had no material impact on the financial statements of St. Landry Financial Corporation.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principle business of the Company is that of a community-oriented financial intermediary attracting deposits from the general public and using such deposits to originate one-to-four-family residential loans, and to a lesser extent, commercial real estate, one-to-four-family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U.S. government and agency obligations and other permissible securities.

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

FINANCIAL CONDITION

     The Company's total assets were $56.9 million at September 30, 1996 as compared to $58.6 million at June 30, 1997. The 3.0% increase in assets over the nine month period is a direct result of loan originations exceeding principal repayments and purchases of mortgage backed and investment securities.

     Net loans receivable increased by $1.2 million from $39.9 million at September 30, 1996 to $41.1 million at June 30, 1997. The increase was due to an increase in originations, in conjunction with a decrease in principal repayments. A portion of these originations were funded with Federal Home Loan Bank advances.

     Total investment securities increased by $276,000 from $2.7 million at September 30, 1996 to $3.0 million at June 30, 1997. The increase was primarily due to the purchase of a $98,000 CD investment and an increase in unrealized gains on investment securities available for sale totaling $179,000. This increase in unrealized gains on investment securities available for sale was primarily due to favorable interest rates and increased market prices on marketable securities held in the company's portfolio.

     The Company experienced a $431,000 increase in mortgage-backed securities during the nine month period ending June 30, 1997. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $50,000 at June 30, 1997, a $48,000 reduction from September 30, 1996. Additional mortgage-backed securities were purchased totalling $2.5 million, during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

     Deposits increased by $668,000 from $41.9 million at September 30, 1996 to $42.6 million at June 30, 1997. The increase was due to additional monies deposited in time deposit certificates based on the Association's emphasizing certificates with six to twelve month maturities.

     Federal Home Loan Bank advances increased by $1.2 million from $7.6 million at September 30, 1996 to $8.8 million at June 30, 1997. Proceeds from such borrowings were used to fund a portion of the loan originations, and to purchase mortgage-backed securities.

     Total stockholders' equity increased by $15,000 from $6,703,000 at September 30, 1996 to $6,718,000 at June 30, 1997. Stockholders' equity increased by $150,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition, net income for the nine month period increased total stockholders' equity by $237,000. Partially offsetting these increases was a stock repurchase of 25,615 shares of St. Landry Financial Corporation stock, at a total cost of $406,000, a cash dividend of $20,000 and the first issuance of Recognition and Retention Plan shares totaling $54,000.

ASSET QUALITY

Non-performing Loans and Investments in Real Estate

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At the dates presented, the Company had no accruing loans which were contractually past due 90 days or more and no troubled debt restructurings, (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement loans.


                              September 30, 1996    June 30, 1997
                              ------------------    -------------
                                     (Dollars in Thousands)

Non-Performing Assets

Non-accruing loans:
  One-to four-family                  $623               $563
  Consumer                             184                  9
                                      ----               ----

Total                                  807                572

Foreclosed assets:
  one-to four-family                   131                123
                                      ----               ----
Total non-performing assets           $938               $695
                                      ====               ====
Total as a percentage of
  total assets                        1.65%              1.18%


     Non-performing assets decreased by $243,000 over the nine month period ended June 30, 1997, due to a decline in non-accruing loans of $235,000, and a decrease in real estate owned of $8,000.

Allowance for Loan Losses and Real Estate Owned

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

     The Company's allowance for loan losses totaled $580,000 and $558,000, for September 30, 1996 and June 30, 1997, respectively. The Allowance for loan losses as a percentage of net loans receivable equaled 1.46% at September 30, 1996 and 1.36% at June 30, 1997.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Quarters Ended June 30, 1996 and 1997

     General. The Company had net income of $118,000 for the three months ended June 30, 1996, as compared to $96,000 for the three months ended June 30, 1997. The decrease in net income was primarily due to a decrease in net interest income of $39,000, partially offset by a decrease of $12,000 in non-interest expense and a decrease of $5,000 in income tax expense.

     Interest Income. Interest income increased by $41,000 from $1,024,000 for the three months ended June 30, 1996 to $1,065,000 for the three months ended June 30, 1997. This increase was due primarily to the increase in loans receivable and mortgage-backed securities over the comparative three month period.

     Interest Expense. Interest expense increased by $81,000 from $561,000 for the three months ended June 30, 1996 to $642,000 for the three months ended June 30, 1997. This was due primarily to the increased cost of funds. The cost of funds increased because of increased Federal Home Loan Bank borrowings outstanding during the three months that cost more than deposit accounts and the overall increase in interest rates paid on deposits from the prior year. Total interest-bearing liabilities increased from $47.5 million at June 30, 1996 to $51.5 million at June 30, 1997. The weighted average cost of funds was 4.76% and 5.11% during the three month period ended June 30, 1996 and 1997, respectively.

     Net Interest Income. The Company's net income is dependent upon net
interest income.   Net interest income decreased by $39,000 from $463,000 for the three months ended June 30, 1996 to $424,000 for the three months ended June 30, 1997. The decrease was due to a greater increase in interest expense than the increase in interest income, caused by increased yields on deposits and borrowings.

     Provision for Loan Losses. Provision for loan losses were not deemed necessary for the three months ended June 30, 1997 and 1996. Non-performing assets were $511,000 and $693,000 at June 30, 1996 and 1997, respectively. Non-performing assets as a percentage of total assets were .93% and 1.18% at June 30, 1996 and 1997, respectively.

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

     Non-interest Income. Non-interest income was relatively consistent during the three month ended June 30, 1996 and June 30, 1997.

     Non-interest Expense. Total non-interest expense decreased by $12,000 from $285,000 for the three months ended June 30, 1996 to $273,000 for the three months ended June 30, 1997. Decreases in real estate owned of $8,000 and FDIC insurance premiums of $18,000 were offset by increases in occupancy and equipment expenses of $4,000 and other expenses of $10,000.

     Income Tax Provision. Income tax expense decreased by $5,000 for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease was due to a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended June 30, 1995 and
1996

     General. Net income totaled $296,000 and $237,000, respectively, for the nine months ended June 30, 1996 and 1997. The decrease was primarily the result of an increase in total non-interest expense of $65,000 and a decrease in net interest income of $37,000. Partially offsetting these factors were an increase of $2,000 in non-interest income, a reduction of $20,000 in provision for loan loss and a reduction in income tax expenses of $21,000.

     Interest Income. Total interest income increased by $181,000 from $3.0 million for the nine months ended June 30, 1996, as compared to $3.2 million the nine months ended June 30, 1997. The increase resulted from an increase of $2.0 million in the average balance of interest-earning assets, primarily the loan portfolio and mortgage backed securities.

     Interest Expense. Total interest expense increased by $218,000, from $1.6 million for the nine month period ended June 30, 1996, to $1.8 million for the nine month period ended June 30, 1997. The weighted average cost of funds was 4.76% and 5.11% during the three month period ended June 30, 1996 and June 30, 1997. This was due primarily to higher prevailing rates of interest in the Company's market. Cost of funds also increased because of increased borrowings outstanding during the nine month period ended June 30, 1997, which were used to fund additional lending and the purchase of mortgage-backed securities. Federal Home Loan Bank advances outstanding resulted in an increase of $131,000 in interest expense on borrowed funds.

     Net interest income. During the nine months ended June 30, 1997, the Company's net interest income decreased by $37,000. The decrease was due to the increased cost on interest-bearing liabilities exceeding the increased earnings on interest earning assets, caused by increased yields on deposits and borrowings.

     Provision for Loan Losses. The provision for loan losses was $25,000 for the nine months ended June 30, 1996, as compared to $5,000 for the nine months ended June 30, 1997. The provision for loan losses is determined by management, based on monthly reviews of problem assets.

     Non-interest Income. Late charges and insurance commissions are the focus of non-interest income for the Company. Non-interest income totaled $33,000 for the nine months ended June 30, 1996, as compared to $35,000 for the nine months ended June 30, 1997. The $2,000 increase was due to increased service charges and other fees.

     Non-interest Expense. Non-interest expense totaled $900,000 for the nine months ended June 30, 1996 as compared to $965,000 for the nine months ended June 30, 1997. The increase of $65,000, was partially caused by a $53,000 increase in compensation and benefits expense. Compensation and benefits expense increased due to the first allocation of the Recognition and Retention Plan shares. Other increased expenses were occupancy and equipment expenses of $12,000 and other expenses of $55,000. Offsetting these increased expenses were decreases in real estate owned expenses of $12,000, FDIC insurance premiums of $42,000 and marketing and other professional services of $1,000. The increase in other expenses was primarily due to an additional $26,000 in property taxes as a result of being a stock company.

     Provision for Income Taxes. Income tax expense for the nine month period ended June 30, 1996 was $168,000, as compared to $141,000 for the nine month period ended June 30, 1997. The decrease was due to a decrease in pre-tax income from the comparable time period. Pre-tax income was $464,000 and $384,000, respectively, for the 1996 and 1997 nine month periods.

     Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans, mortgage-backed securities, and investment securities. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.

     Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given
period.   At September 30, 1996 and June 30, 1997 liquidity eligible assets totaled $3.2 million and $2.5 million, respectively. At those same dates, the Association's liquidity ratios were 6.5% and 5.0%, respectively, all in compliance with the 5% minimum regulatory requirement.

     The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At June 30, 1997, the Association had outstanding commitments to extend credit which amounted to $1.5 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

     At June 30, 1997, the Company had $25.4 million in certificates of deposit due within one year and $10.4 million in other deposits without specific maturity. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

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

     The following table sets forth First Federal's compliance with each of its capital requirements as of June 30, 1997 (dollars in thousands).


                             Current              Actual
                             Capital            Association
                           Requirement            Capital          Capital Excess
                        -----------------     -----------------   -----------------
                         Amount       %        Amount       %       Amount      %
                        --------    -----     -------    ------   ---------   -----

Tangible Capital           871      1.50%      5,517      9.50%     4,646     8.00%

Core Capital             1,742      3.00%      5,517      9.50%     3,775     6.50%

Risk-Based Capital       2,599      8.00%      5,914     18.20%     3,314    10.20%


     Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations. First Federal is considered a well capitalized institution based upon its capital ratios at June 30, 1997. Total capital includes general loan loss reserves of $396,000.

PAGE>

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

     St. Landry Financial Corporation
                    (Registrant)




Date: 8/11/97           /s/ Wayne McK. Gilmore
      -------           ----------------------
                        Wayne McK. Gilmore
                        President


Date: 8/11/97           /s/ Jutta Codori
      -------           ----------------------
                        Jutta Codori
                        Controller