Form 10QSB/A
period 1997-06-30
ST LANDRY FINANCIAL CORP
filed 1997-08-20
CIK 933981

                           FORM 10-QSB/A
                SECURITIES AND EXCHANGE COMMISSION

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

Yes               No     X

     The purpose of this Quarterly Report on Form 10-QSB/A is to revise the heading for the Statements of Income contained in the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 11, 1997 to indicate that the periods reflected were the nine months ended June 30, 1996 and 1997.

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
                                               ==========        ==========
See accompanying notes to unaudited consolidated financial statements

/TABLE

                         ST LANDRY FINANCIAL CORPORATION
                              OPELOUSAS, LOUISIANA
                              STATEMENTS OF INCOME
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

     St. Landry Financial Corporation
                    (Registrant)




Date: 8/20/97           /s/ Wayne McK. Gilmore
      -------           ----------------------
                        Wayne McK. Gilmore
                        President


Date: 8/20/97           /s/ Jutta Codori
      -------           ----------------------
                        Jutta Codori
                        Controller