Form 10KSB
period 1997-09-30
ST LANDRY FINANCIAL CORP
filed 1997-12-29
CIK 933981

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from _______ to _______

         Commission file number 0-25486.

                        ST. LANDRY FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                               72-1284436
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

459 East St. Landry Street, Opelousas, Louisiana                        70570
    (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code: (318) 942-5748

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $4.3 million in gross income for the year ended September 30, 1997.

         As of September 30, 1997, there were issued and outstanding 408,623 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-KSB--1997 Annual Report to Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1997 Annual Meeting of Stockholders.

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

         At September 30, 1997, the Association's loans receivable portfolio totaled $42.9 million, which consisted of $38.0 million of one- to four-family residential mortgage loans, $3.5 million of commercial real estate and land loans, $309,000 of construction or development loans and $1.1 million in consumer loans.

         First Federal's primary market area is St Landry Parish, Louisiana. At September 30, 1997, the Company had total assets of $61.8 million, deposits of $43.6 million and stockholders' equity of $6.8 million (11.0% of total assets).

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

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Association originates loans secured by commercial real estate, one- to four-family construction and consumer loans. At September 30, 1997, the Association's net loans held in portfolio totaled $42.2 million, which constituted 68% of the Association's total assets.

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

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At September 30, 1997, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.0 million. At September 30, 1997, the Association had no loans or lending relationships with an outstanding balance in excess of this amount. The Association's largest lending relationship was a loan to a single borrower aggregating $627,000 at September 30, 1997, and was secured by an apartment building. The next largest lending relationships at that date consisted of a $466,000 loan secured by one- to four- family residential property and a $376,000 loan secured by a church. At September 30, 1997, all of these loans was performing in accordance with their respective repayment terms.

         Loan Portfolio Composition. The following information concerning the composition of the Association's rates loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          September 30,
                                            ---------------------------------------------------------------------

                                                      1995                   1996                   1997
                                            ----------------------- ---------------------- ----------------------
                                               Amount      Percent    Amount      Percent    Amount       Percent
                                               ------      -------    ------      -------    ------       -------
                                                                    (Dollars in Thousands)
Real Estate Loans:
 One- to four-family....................      $34,665       89.52%   $35,635       86.41%   $38,076        88.73%
 Commercial.............................        1,728        4.46      2,891        7.01      3,415         7.96
 Construction...........................        1,556        4.02      1,295        3.14        309          .72
                                            ---------    --------   --------      ------   --------      --------
     Total real estate loans............       37,949       98.00     39,821       96.56     41,800        97.40
                                             --------     -------    -------      ------   --------       -------

 Consumer Loans:
  Deposit account.......................          606        1.57        705        1.71        652         1.52
  Automobile............................          ---       ---          479        1.16        364          .85
  Mobile homes..........................           74         .19        147         .36        ---          ---
  Other.................................           91         .24         88         .21         98          .23
                                          -----------   ---------  ---------  ---------------------     --------
     Total consumer loans...............          771        2.00      1,419        3.44      1,114         2.60
                                           ----------    --------    -------    --------  ---------      -------
     Total loans........................       38,720      100.00%    41,240      100.00%    42,914       100.00%
                                             --------      ======    -------      ======   --------       ======

Less:
 Loans in process.......................          885                    711                     80
 Deferred fees and discounts............           90                     93                     85
 Allowance for losses...................          389                    580                    556
                                             --------               --------             ----------
 Total loans receivable, net............      $37,356                $39,856                $42,193
                                              =======                =======                =======

         The following table shows the composition of the Association's loan portfolios by fixed- and adjustable-rate at the dates indicated.


                                                                                 September 30,
                                              -------------------------------------------------------------------------------
                                                           1995                       1996                      1997
                                              -------------------------- -------------------------- -------------------------
                                                   Amount       Percent       Amount       Percent       Amount      Percent
                                                                          (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.......................       $11,891        30.71%      $12,263        29.74%      $13,067       30.45%
  Commercial................................            76          .19            34          .08            --          --
  Construction..............................           100          .26           409          .99            72         .17
                                                 ---------     --------       --------     -------      --------    --------
     Total real estate loans................        12,067        31.16        12,706        30.81        13,139       30.62
 Consumer...................................           165          .42           714         1.73           462        1.07
                                                ----------     --------       --------      ------      --------     -------
     Total fixed-rate loans.................        12,232        31.58        13,420        32.54        13,601       31.69
                                                 ---------      -------       -------       ------      --------      ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................        22,774        58.82        23,372        56.67        25,009       58.28
  Commercial................................         1,652         4.27         2,857         6.93         3,415        7.96
  Construction..............................         1,456         3.76           886         2.15           237         .55
                                                  --------     --------      --------       ------     ---------   ---------
     Total real estate loans................        25,882        66.85        27,115        65.75        28,661       66.79
 Consumer...................................           606         1.57           705         1.71           652        1.52
                                                  --------     --------      --------       ------      --------    --------
     Total adjustable-rate loans............        26,488        68.42        27,820        67.46        29,313       68.31
                                                   -------      -------       -------       ------      --------     -------
     Total loans............................        38,720       100.00%       41,240       100.00%       42,914      100.00%
                                                   -------       ======       -------       ======      --------      ======

Less:
 Loans in process...........................           885                        711                         80
 Deferred fees and discounts................            90                         93                         86
 Allowance for loan losses..................           389                        580                        556
                                                  --------                   --------                 ----------
    Total loans receivable, net.............       $37,356                    $39,856                    $42,193
                                                   =======                    =======                    =======


         The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at September 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as terms to repricing. The Association is unable to provide this information based on contractual maturities. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                       Real Estate
                        ------------------------------------------------------------------------------------------------------------
                         One- to Four-Family       Commercial           Construction          Consumer               Total
                        -------------------- ---------------------- -------------------- -------------------- ----------------------
                                    Weighted               Weighted             Weighted             Weighted              Weighted
                                    Average                Average              Average              Average               Average
                          Amount      Rate      Amount       Rate      Amount     Rate     Amount      Rate      Amount      Rate
                        -------------------- ---------------------- -------------------- -------------------- ----------------------
                                                              (Dollars in Thousands)
      Due During
    Periods Ending
     September 30,
     -------------
1998...................  $24,727      7.43      $    2       6.75%       $309     8.22      $610       6.77%    $25,648      7.42%
1999 and 2000..........      451      8.94          12       7.17          --       --       464      17.26         927     13.08
2001 and 2002..........      837      9.37          47       7.38          --       --        29      13.59         913      9.40
2003 to 2007...........    1,729      9.14         145       7.99          --       --        11      17.00       1,885      9.10
2008 to 2022...........    6,541      8.73       2,250       7.73          --       --        --         --       8,791      8.47
2023 and following.....    3,791      8.70         959       7.96          --       --        --         --       4,750      8.55
                         -------                ------                -------           --------              ---------
                         $38,076                $3,415                   $309             $1,114                $42,914
                         =======                ======                   ====             ======                =======




         The total amount of loans due to mature or reprice after September 30, 1997 which have predetermined interest rates is $13.6 million, and which have floating or adjustable interest rates is $29.3 million.

         One- to Four-Family Residential Mortgage Lending. The Association focuses its lending efforts primarily on the origination of conventional loans for the acquisition of owner-occupied, one-to four-family residences. At September 30, 1997, the Association's one- to four-family residential mortgage loans totalled $38.0 million, or 89.0% of the Association's gross loan portfolio. The Association originates these loans primarily from referrals from real estate agents, existing customers and walk-in customers.

         The Association currently offers adjustable-rate and fixed-rate loans. During the year ended September 30, 1997, the Association originated $5.0 million of adjustable-rate real estate loans, 80.0% of which were secured by one- to four-family residential real estate. During the same period, the Association originated $3.2 million of fixed-rate real estate loans, virtually all of which were secured by one- to four-family residential real estate. The Association's one- to four-family residential mortgage originations are secured by properties primarily located in its market area.

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

         Commercial Real Estate Lending. The Association engages in commercial real estate lending, including permanent loans secured primarily by churches, office buildings, apartment buildings and retail establishments in the Association's primary market area. At September 30, 1997, the Association had $3.5 million of commercial real estate loans which represented 8.0% of the Association's gross loan portfolio. Included in commercial real estate is approximately $368,000 of loans to individuals secured by vacant land located in the Association's market area.

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

         Construction Lending. The Association engages in a limited amount of construction lending, with $309,000 or .72% of its gross loan portfolio in construction loans as of September 30, 1997. Generally, such loans are made to owner-occupants for the construction of one- to four-family residences. Currently, such loans are offered with terms to maturity of up to six months and in amounts generally up to 90% of the appraised value of the security property which then convert to permanent loans at the end of the construction phase.

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

         Consumer Lending. First Federal currently offers loans secured by deposit accounts, as well as a limited number of unsecured loans to existing customers. Substantially all of the Association's consumer loans originated by the Association were originated in its primary market area. At September 30, 1997, the Association's consumer loan portfolio totalled $1.1 million, or 3.0% of its total gross loan portfolio. The majority of consumer loans are secured by savings accounts and automobiles.

         During fiscal 1996, the Association purchased a group of consumer loans secured by used automobiles totalling $503,000. These loans were purchased from a loan broker which initially retained servicing rights. The Association has experienced difficulties in obtaining information and payments from the servicer and, subsequent to September 30, 1997, a new servicer has taken over the responsibility for servicing this portfolio. As a result, $222,000 of these loans have been classified as substandard under the Association's classification of assets system.

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

Originations, Purchases, Sales and Servicing of Loans

         Real estate loans are generally originated by First Federal's staff of salaried loan officers. Loan applications are taken and processed at its office. In fiscal 1997, the Association originated $8.9 million of loans, compared to $8.7 million, $10.1 million and $8.1 million in fiscal 1996, 1995 and 1994, respectively. Management attributes the increase in originations to sustained low interest rates. During fiscal 1997, there was a slight increase in the dollar amount of originations due to the first time homeowner program and in part because of the fixed rates being offered.

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

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                                            Year Ended September 30,
                                                               -----------------------------------------------
                                                                  1995            1996              1997
                                                               ------------ ----------------- ----------------
                                                                              (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................           $ 5,561            $5,826           $ 3,971
                - commercial.........................             1,361               551             1,021
  Consumer...........................................               613               459               670
                                                               --------           -------          --------
         Total adjustable-rate.......................             7,535             6,836             5,662
                                                                -------            ------           -------
 Fixed rate:
  Real estate - one- to four-family..................             2,418             1,717             3,012
                - commercial.........................                 6                25               192
  Consumer...........................................                94                76                74
                                                               --------           -------          --------
         Total fixed-rate............................             2,518             1,818             3,278
                                                                -------            ------            ------
         Total loans originated......................            10,053             8,654             8,940
                                                                -------            ------            ------

Purchases:
 Total purchased.....................................               ---               503               ---
                                                               --------            ------         ---------

Sales and Repayments:
  Total sales........................................               ---               ---               ---
  Principal repayments...............................             3,625             5,133             4,951
                                                                -------            ------            ------
         Total reductions............................             3,625             5,133             4,951
                                                                -------            ------            ------
  Increase (decrease) in other items, net(1).........            (2,375)           (1,523)           (1,568)
                                                                -------            ------            ------
         Net increase (decrease).....................           $ 4,053            $2,501            $2,421
                                                                =======            ======            ======

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

         The following table sets forth the Association's loan delinquencies, approximately $1.1 million are secured by one- to four-family residences, $175,000 are secured by automobiles, and $10,000 are unsecured.


                            Loans Delinquent For:               Total Loans
                    ------------------------------------        Delinquent
                       60-89 Days       90 Days and Over      60 Days or More
                    ------------------------------------------------------------
                    Number   Amount     Number    Amount      Number    Amount
                    ------   ------     ------    ------      ------    ------
                                    (Dollars in Thousands)

Total...............  16      $393        40       $871         56      $1,264
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

                                                                          September 30,
                                                        ------------------------------------------------
                                                          1993      1994       1995      1996     1997
                                                          ----      ----       ----      ----     ----
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................        $ 390     $ 561      $ 581     $ 618     $717
  Consumer........................................         ---       ---         19       184      154
                                                        ------    ------     ------     -----    -----

    Total.........................................         390       561        600       802      871
                                                        ------    ------      -----     -----    -----

Foreclosed assets:
  One- to four-family............................          274        69         56       131      122
                                                        ------    ------     ------     -----    -----
     Total.......................................          274        69         56       131      122
                                                        ------    ------     ------     -----    -----

Total non-performing assets......................        $ 664     $ 630      $ 656     $ 933     $993
                                                         =====     =====      =====     =====     ====
Total as a percentage of total assets............         1.38%     1.32%      1.23%     1.64%    1.61%
                                                          ====      ====       ====      ====     ====

         For the year ended September 30, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $91,054. The amount that was included in interest income on such loans was $37,101 for the year ended September 30, 1997.

         The majority of the Association's non-performing assets are secured by one- to four-family residential property. No single loan or real estate owned had an outstanding balance in excess of $106,000.

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

                                                                                 September 30,
                                                    -----------------------------------------------------------------------
                                                        1993           1994           1995            1996            1997
                                                        ----           ----           ----            ----            ----
Classified Assets:
 Substandard................................          $1,440         $1,194          $1,171         $1,185          $1,160
 Doubtful...................................             ---            ---             ---            ---             ---
 Loss.......................................              65             63              48            230             190
                                                    --------        -------        --------        -------        --------
     Total..................................          $1,505         $1,257          $1,219         $1,415          $1,350
                                                      ======         ======          ======         ======          ======

         First Federal has recognized various levels of loan loss provisions due to the impact of a large balance of delinquent and classified loans and the uncertainty surrounding the Association's local market area.

         Included in the Association's classified assets at September 30, 1997, were $222,000 in automobile loans which were purchased in October 1995, and $268,000 were loans made to facilitate the sale of real estate owned, which are properties the Association has previously acquired through foreclosure or by deed-in-lieu thereof. In an attempt to offset holding costs such as insurance, taxes and maintenance, the Association may sell the properties by financing up to 100% of the purchase price. Such loans may be made at fixed rates or adjustable rates of interest for terms of 20 years. Unlike troubled debt restructurings, the Association did not forgive any interest or principal payments on these loans. Under regulatory criteria, these loans are classified until the borrower can demonstrate an ability to repay the loan. As of September 30, 1997, First Federal had 22 loans to facilitate (four of which were classified), all of which were performing in accordance with their terms.

         Other Assets of Concern. As of September 30, 1997, there was approximately $432,000 in net book value of assets classified by the Association because of known information about the possible credit problems of the borrowers or the cash flows of the security property has caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories. Other assets of concern consist of 10 one- to four-family residences aggregating $314,000 and $118,000 in automobile loans at September 30, 1997 which have been designated as special mention under OTS regulations and the loans to facilitate, discussed above. All of these loans are being monitored by the Association due to periodic delinquencies. See "--Allowance for Loan Losses."

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

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 1997, the Association had a total allowance for loan losses of $556,000 or 55.9% of non-performing loans. See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                        Year Ended September 30,
                                                        ------------------------
                                                         1995    1996     1997
                                                         ----    ----     ----
Balance at beginning of period........................   $351    $389     $580
                                                         ----    ----     ----
Charge-offs:
  One- to four-family.................................      2      23       29
Recoveries:
  One- to four-family.................................    ---     ---      ---
                                                        -----  ------  -------
Net charge-offs.......................................      2      23       29
                                                        -----   -----   ------
Additions charged to operations.......................     40     214        5
                                                        -----   -----  -------
  Balance at end of period............................   $389    $580     $556
                                                         ====    ====     ====
Ratio of net charge-offs during the period to
 average loans outstanding during the period..........   0.00%   0.05%    0.07%
                                                         ====    ====     ====
Ratio of net charge-offs during the period to
 average non-accruing loans...........................   3.40%   3.28%    3.01%
                                                         ====   =====     ====


         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             September 30,
                                -------------------------------- ---------------------------------- --------------------------------
                                               1995                              1996                              1997
                                ----------------------------------------------------------------------------------------------------
                                                         Percent                           Percent                           Percent
                                                        of Loans                           of Loans                         of Loans
                                               Loan      in Each                 Loan      in Each                 Loan      in Each
                                 Amount of   Amounts    Category   Amount of    Amounts    Category   Amount of   Amounts   Category
                                 Loan Loss      by      to Total   Loan Loss      by       to Total   Loan Loss     by      to Total
                                 Allowance   Category     Loans    Allowance   Category     Loans     Allowance  Category     Loans
                                ----------------------------------------------------------------------------------------------------
                                                                        (Dollars In thousands)
One- to four-family.............   $378      $34,665      89.53%     $327      $35,635      86.41%       $314    $38,076      88.54%
Commercial real estate..........      2        1,728       4.46        29        2,891       7.01          34      3,415       8.14
Construction....................      4        1,556       4.02         3        1,295       3.14           1        309        .72
Consumer........................      5          771       1.99       221        1,419       3.44         207      1,114       2.60
                                 ------       ------     ------      ----     --------    -------        ----  ---------    -------
     Total......................  $ 389      $38,720     100.00%     $580      $41,240     100.00%       $556    $42,914     100.00%
                                  =====      =======     ======      ====      =======     ======        ====    =======     ======

Investment Activities

         Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's need for liquidity, asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         At September 30, 1997, the Association had an investment portfolio, consisting of mortgage-backed securities and U.S. Government obligations. These investments were made in order to generate income and because these securities carry a low risk weighting for OTS risk-based capital purposes and satisfy OTS liquid-asset requirements. See "Regulation--Capital Requirements" and "--Liquidity."

         At September 30, 1997, First Federal's investment securities, including Federal Home Loan Bank ("FHLB") stock totalled $3.6 million, or 5.0% of total assets and mortgage-backed securities totalled $14.1 million or 21% of total assets. For information regarding the amortized cost and market values of First Federal's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 hereto. At September 30, 1997, the weighted average term to maturity or repricing of the investment securities portfolio, excluding FHLB stock, was 22 years.

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

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at September 30, 1997. For information regarding the amortized cost and market values of First Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as
Exhibit 13 hereto.

                                                                                                      September 30,
                                                            Due in                                         1997
                                         ------------------------------------------------------ ----------------------
                                             1 to 3         3 to 5       5 to 10       Over 10            Balance
                                              Years          Years        Years         Years           Outstanding
                                              -----          -----        -----         -----           -----------
                                                                  (In Thousands)
Federal Home Loan Mortgage
 Corporation......................          $   967         $  ---       $  ---     $   5,435           $  6,402
Federal National Mortgage
 Association......................              421            ---          174         5,734              6,329
Government National Mortgage
 Association .....................              ---             37          183         1,175              1,395
                                         ----------           ----        -----     ---------          ---------
Total.............................           $1,388           $ 37         $357       $12,344            $14,126
                                             ======           ====         ====       =======            =======


         The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indicated.

                                                                                        September 30,
                                                       -----------------------------------------------------------------------------
                                                                    1995                    1996                       1997
                                                       ------------------------- ----------------------- ---------------------------
                                                               Book      % of          Book       % of            Book      % of
                                                              Value      Total        Value       Total          Value      Total
                                                              -----      -----        -----       -----          -----      -----
                                                                                   (Dollars in Thousands)
Investment securities:
  U.S. government securities...........................    $  1,485      44.82%      $  990       30.87%      $    994      28.44%
  FHLMC stock..........................................          15        .45          378       11.79            547      15.65
  Adjustable-rate mortgage-backed securities (1).......       1,400      42.26        1,395       43.50          1,405      40.20
                                                          ---------    -------       ------     -------      ---------    -------
     Subtotal..........................................       2,900      87.53        2,763       86.16          2,946      84.29
FHLB stock.............................................         413      12.47          444       13.84            549      15.71
                                                          ---------    -------       ------     --------     ---------    -------
     Total investment securities and FHLB stock........    $  3,313     100.00%      $3,207      100.00%       $ 3,495     100.00%
                                                           ========     ======       ======       ======      ========     ======

Average remaining life of investment securities........   2.1 years               1.1 years                  1.7 years

Other interest-earning assets:
  Interest-bearing deposits with other institutions....   $      13     100.00%     $   234      100.00%       $   676     100.00%
                                                          ---------     ------      -------      ------      ---------     ------
     Total.............................................   $      13     100.00%     $   234      100.00%       $   676     100.00%
                                                          =========     ======      =======      =======     =========     ======

Mortgage-backed securities:
  GNMA.................................................    $  1,042       9.27%       1,567       12.70%      $  1,392       9.85%
  FNMA.................................................       4,201      37.36        5,059       41.00          6,180      43.75
  FHLMC................................................       5,886      52.34        5,522       44.75          6,234      44.13
                                                           --------     ------      -------     -------       ---------   -------
                                                             11,129      98.97       12,148       98.45         13,806      97.73
Unamortized premium (discounts), net...................         117       1.03          191        1.55            320       2.27
                                                           --------     ------     --------    --------       ---------   -------
     Total mortgage-backed securities..................     $11,246     100.00%     $12,339      100.00%       $14,126     100.00%
                                                            =======     ======      =======      ======        =======     ======

----------------------
(1) Represents a mutual fund which invests in stock secured by adjustable-rate mortgage-backed securities and other debt securities.

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.


                                        1 to 5      Total Investment
                                         Years         Securities
                                      ----------  ------------------------
                                      Book Value  Book Value  Market Value
                                      ----------  ----------  ------------
                                            (Dollars in Thousands)

U.S. government securities...........    $993         $993        $995
                                         ----         ----        ----
Total investment securities..........    $993         $993        $995
                                         ====         ====        ====
Weighted average yield...............    6.06%        6.06%       6.06%

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

         At September 30, 1997, First Federal's deposit base was $43.6 million. The Association has been able to maintain its deposit base, due to the stabilization of interest rates paid on deposits during fiscal 1997. Although approximately 21.0% of the Association's total deposits are in certificates of deposit of $100,000 or more, this level has historically been maintained and is prevalent in the Association's market area. Based on its experience, the Association believes that its deposits are relatively stable sources of funds. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the periods indicated.

                                                                  Year Ended September 30,
                                          -----------------------------------------------------------------------------
                                                       1995                   1996                     1997
                                          -------------------------- ---------------------- ---------------------------
                                                           Percent                Percent                    Percent
                                                 Amount   of Total      Amount   of Total        Amount     of Total
                                                                     (Dollars in Thousands)

Transactions and Savings Deposits:
----------------------------------
Passbook Accounts 3.00%...................      $ 4,566      10.58%    $ 4,540      10.81%    $   4,912        11.27%
Money Market Accounts 3.05%...............        7,725      17.90       6,244      14.87         4,409        10.12
                                                -------     ------     -------     ------     ---------      -------

Total Non-Certificates....................       12,291      28.48      10,784      25.68         9,321        21.39
                                                -------     ------     -------      -----     ---------      -------

Certificates:

 2.00 -  3.99%............................          675       1.57         ---        ---           ---          ---
 4.00 -  5.99%............................       28,357      65.73      28,640      68.22        25,592        58.73
 6.00 -  7.99%............................        1,820       4.22       2,562       6.10         8,665        19.88
 8.00 -  9.99%............................          ---        ---         ---        ---           ---          ---
                                              ---------   --------     -------    -------      --------      -------

Total Certificates........................       30,852      71.52      31,202      74.32        34,257        78.61
                                                -------     ------     -------     ------      --------      -------
Total Deposits............................      $43,143     100.00%    $41,986     100.00%      $43,578       100.00%
                                                =======     ======     =======     ======       =======       ======


         The following table sets forth the savings flows at the Association during the periods indicated.

                                                                             Year Ended September 30,
                                                               -----------------------------------------------------
                                                                     1995               1996               1997
                                                                     ----               ----               ----
                                                                              (Dollars in Thousands)
Opening balance........................................          $  42,770            $43,143           $ 41,986
Deposits...............................................             17,676              9,763             17,737
Withdrawals............................................            (18,590)           (12,228)           (17,769)
Interest credited......................................              1,287              1,308              1,624
                                                                 ---------           --------          ---------
Ending balance.........................................           $ 43,143            $41,986           $ 43,578
                                                                  ========            =======           ========
Net increase (decrease)................................           $    373            $(1,157)         $   1,592
                                                                  ========            =======          =========
Percent increase (decrease)............................                .87%             (2.76)%             3.65%
                                                                      ====              =====           ========

         The following table shows rate and maturity information for the Association's certificates of deposit as of September 30, 1997.

                                            4.00-             6.00-                                Percent
                                            5.99%             7.99%             Total             of Total
                                            -----             -----             -----             --------
Certificate accounts maturing in
quarter ending:
December 31, 1997..............          $  7,115            $2,180            $9,295               27.13%
March 31, 1998.................             6,154             1,161             7,315               21.35
June 30, 1998..................             4,123             1,170             5,293               15.45
September 30, 1998.............             3,689               830             4,519               13.19
December 31, 1998..............             1,173               210             1,383                4.04
March 31, 1999.................               507                14               521                1.52
June 30, 1999..................               333               194               527                1.54
September 30, 1999.............               348               365               713                2.08
December 31, 1999..............               220               734               954                2.79
March 31, 2000.................             1,229               303             1,532                4.47
June 30, 2000..................                67                45               112                 .33
September 30, 2000.............               211               ---               211                 .62
Thereafter.....................               878             1,004             1,882                5.49
                                        ---------           -------          --------            --------
   Total.......................           $26,047            $8,210           $34,257              100.00%
                                          =======            ======           =======              ======

   Percent of total............             76.03%            23.97%
                                            =====             =====

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit and other deposits by time remaining until maturity as of September 30, 1997.

                                                                                   Maturity
                                                      ----------------------------------------------------------------
                                                                       Over        Over
                                                      3 Months        3 to 6      6 to 12        Over
                                                       or Less        Months       Months      12 months      Total
                                                       -------        ------       ------      ---------      -----
                                                                               (In Thousands)
Certificates of deposit less than $100,000.......       $6,947        $5,511       $6,779        $5,674      $24,911

Certificates of deposit of $100,000 or more......        2,333         1,804        2,933         2,161        9,231

Public funds (1).................................           15           ---          100           ---          115
                                                      --------    ----------      -------    ----------    ---------

Total certificates of deposit....................       $9,295        $7,315       $9,812        $7,835      $34,257
                                                        ======        ------       ======        ======      =======

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



                                                 Year Ended September 30,
                                           -----------------------------------
                                             1995         1996         1997
                                             ----         ----         ----
                                                    (In Thousands)
Maximum Balance:
  FHLB advances...........................  $2,538       $7,561      $10,825

Average Balance:
  FHLB advances...........................  $1,591       $4,809      $ 8,239

         The  following   table  sets  forth  certain   information  as  to  the
Association's borrowings at the dates indicated.

                                                                   September 30,
                                                        ------------------------------
                                                         1995        1996        1997
                                                         ----        ----        ----
                                                            (Dollars in Thousands)
FHLB advances........................................   $2,538      $7,561     $10,825
                                                        ------      ------     -------
     Total borrowings................................   $2,538      $7,561     $10,825
                                                        ======      ======     =======
Weighted average interest rate of FHLB advances......     6.11%       5.53%       5.64%



Subsidiary Activities

         As a federally chartered savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets or approximately $1.2 million at September 30, 1997, in the stock of, or unsecured loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1997, the Association did not have any subsidiaries.

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

         The Association's primary market area covers the parish of St. Landry, Louisiana. There are 13 commercial banks, one savings association and three credit unions which have offices in and compete for deposits and loans in the Association's primary market area. First Federal estimates its share of the residential mortgage loan market and savings deposit base to be not more than 21.0% and 6.0%, respectively.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were as of March 1997 and January 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1997, was $19,600.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997 the Association's lending limit under this restriction was $1.1 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

         In  order  to  help  eliminate  this  disparity  and  any   competitive
disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate has been established at
 .657% of deposits by the FDIC and the resulting assessment of $294,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. Following the special assessment, and depending upon capital level and supervisory rating, the Company's deposit insurance premiums could decrease significantly for future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in domestic deposits. The assessment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1997, the Association did not have any intangible assets for calculating compliance with the requirement.

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

         At September 30, 1997, the Association had tangible capital of $5.6 million, or 9.0% of adjusted total assets, which is approximately $4.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, the Association had no intangibles which were subject to these tests.

         At September 30, 1997, the Association had core capital equal to $5.6 million, or 9.0% of adjusted total assets, which is $3.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, the Association had no capital instruments that qualify as supplementary capital and $368,000 of general loss reserves, all of which qualified under the 1.25% of risk-weighted assets limit.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         On September 30, 1997, First Federal had total capital of $6.0 million (including $5.6 million in core capital, $368,000 in qualifying supplementary capital and risk-weighted assets of $33.6 million (including no converted off-balance sheet assets); or total capital of 18% of risk-weighted assets. This amount was $3.3 million above the 8% requirement in effect on that date.

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

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

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

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 5.0% and a short-term liquid assets ratio of 2.0%.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1997, the Association met the test and has always met the test since its effectiveness.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas. At September 30, 1997, First Federal had $549,100 in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.35% and were 6.19% for fiscal year 1997.

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

         For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Dallas to First Federal totalled $28,000, which constituted a $2,000 increase over the amount of dividends received in fiscal year 1996.

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

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At September 30, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Association. It is not expected that these limitations would be a limiting factor in the foreseeable future.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Association's Excess for tax purposes totalled approximately $965,000.

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

         Wayne McKinnon Gilmore. Mr. Gilmore, age 76, is Chairman of the Board, President and Chief Executive Officer of the Association. He was elected as a director and Chief Executive Officer in 1957, as President in 1987 and as Chairman of the Board in 1994.

         H. Andrew Myers, Jr. Mr. Myers, 48, joined the Association in 1989 as Executive Vice President. He is responsible for overseeing the daily management functions of the Association.

         Jutta Codori. Mrs. Codori, 35, joined the Association in January 1997 as Controller. She comes with 17 years experience in the savings and loan and commercial banking industry. For the five years prior to January 1997, Mrs. Codori was the Controller of Southland Federal Savings Bank.

Employees

         At September 30, 1997, the Company had a total of 15 employees, including 1 part-time employee. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

         The Company conducts its business at its main office located in Opelousas, Louisiana. The following table sets forth information relating to each of the Company's properties as of September 30, 1997.


                                                                                  Total
                                                                   Owned       Approximate         September 30,
                                                    Year            or            Square             1997 Book
Location                                          Acquired        Leased         Footage               Value
--------                                          --------        ------        ---------              -----
Main Office:                                                                                       (In Thousands)
459 East Landry Street                              1969           Owned          5,516                 $451
Opelousas, Louisiana
Storage Facility:
434 S. Lombard Street                               1993           Owned            768                   10
Opelousas, Louisiana



         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was $23,000.

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

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                     PART II


Item  5.  Market for Common Equity and Related
          Stockholder Matters

         Page 54 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 17 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements

         Pages 19 through 53 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.


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

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on 8-K


         (a) Exhibits:


                                                                                          Reference to
                                                                                          Prior Filing
Regulation                                                                                 or Exhibit
S-B Exhibit                                                                              Number Attached
  Number                            Document                                                  Hereto
  ------                            --------                                                  ------

     2                Plan of Acquisition, reorganization, arrangement, liquidation or        None
                       succession.......................................................
     3                Articles of Incorporation and Bylaws..............................       *
     4                Instruments defining the rights of security holders,
                      including indentures:
                       Common Stock Certificate.........................................       *
     9                Voting Trust Agreement............................................      None
    10                Material contracts:
                       (a) Employee Stock Ownership Plan................................       *
                       (b) Stock Option and Incentive Plan..............................       *
                       (c) Employment Agreements:
                           Wayne McKinnon Gilmore.......................................       *
                           H. Andrew Myers, Jr..........................................       *
                           Kathryn Fontenot Chelette....................................       *
                       (d) Recognition and Retention Plan...............................       *
                       (e) Defined Contribution Plan....................................       *
    11                Statement re computation of per share earnings....................      None
    13                Annual Report to Security Holders for the last fiscal year........       13
    16                Letter on change in certifying accountant.........................       *
    18                Letter on Change in Accounting Principles.........................      None
    21                Subsidiaries of Registrant........................................       21
    22                Published Report Regarding Matters Submitted to Vote..............      None
    23                Consent of Experts and Counsel....................................       23
    24                Power of Attorney................................................. Not required
    27                Financial Data Schedule...........................................       27
    99                Additional Exhibits...............................................      None

--------------------
         *Filed on December 13, 1994 as exhibits to the Registrant's Registration Statement No. 33-87292 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ST. LANDRY FINANCIAL CORPORATION


Date:  December 26, 1997            By:/s/ Wayne McK. Gilmore
                                       ----------------------
                                       Wayne McK. Gilmore, Chairman of the Board
                                       President and Chief Executive Officer
                                             (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wayne McK. Gilmore                      /s/ H. Kent Aguillard
----------------------                      ---------------------
Wayne McK. Gilmore, Chairman of the Board   H. Kent Aguillard, Director
President and Chief Executive Officer
(Principal Executive and Operating Officer)

Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Anna Lee Dunbar                         /s/ Lynette Young Feucht
-------------------                         ------------------------
Anna Lee Dunbar, Director                   Lynette Young Feucht, Director

Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Patrick Fontenot                        /s/ Simon Howard Fournier
--------------------                        -------------------------
Patrick Fontenot, Director                  Simon Howard Fournier, Director

Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Morgan J. Goudeau                       /s/ H. Andrew Myers, Jr.
---------------------                       ------------------------
Morgan J. Goudeau, III, Director            H. Andrew Myers, Jr., Executive
                                              Vice President and Director
Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Martin A. Roy, Jr.                      /s/ Marvin Schwartzenburg
----------------------                      -------------------------
Martin A. Roy, Jr., Vice President,         Marvin Schwartzenburg, Director
 Treasurer and Director

Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Randy C. Tomlinson                      /s/ Robert L. Wolfe, Jr.
----------------------                      ------------------------
Randy C. Tomlinson, Director                Robert L. Wolfe, Jr., Director

Date:  December 26, 1997                    Date:  December 26, 1997


/s/ Jutta A. Codori
-------------------
Jutta A. Codori, Controller
(Principal Financial and Accounting Officer)

Date:  December 26, 1997