Form 10QSB
period 1997-12-31
ST LANDRY FINANCIAL CORP
filed 1998-02-17
CIK 933981

                              FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended     December 31,1997

                                  OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

  For the transition period from ______________  to _______________



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

Yes   X             No

  State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

   Common Stock,
par value $.01 per share                     408,623
------------------------        ---------------------------------
      Class                     (Outstanding at December 31, 1997)


Transitional Small Business Disclosure Format:

Yes               No     X

                       ST. LANDRY FINANCIAL CORPORATION

                                    INDEX

                                                              Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


  Consolidated Statement of Financial Condition,
    September 30, 1997 and December 31, 1997                   1

  Consolidated Statement of Operations,
    Quarters Ended December 31, 1996 and 1997                  2

  Consolidated Statement of Changes in Stockholder's Equity    3

  Consolidated Statement of Cash Flows,
    Three months Ended December 31, 1996 and 1997              4-5

  Notes to Consolidated Financial Statements                   6-7

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations           8-13


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                14

     Item 2.  Changes Upon Securities                          14

     Item 3.  Defaults Upon Senior Securities                  14

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                 14

     Item 5.  Other Information                                14

     Item 6.  Exhibits and Reports on Form 8-K                 14

SIGNATURES                                                     15


                         ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                       STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1997

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                            1997             1997
                                                       -------------    -------------
ASSETS
Cash and cash equivalents                              $   780,554      $   535,590
Investment securities - available for sale               1,952,316        2,052,259
Investment securities - held to maturity                 1,088,124        1,589,243
Mortgage-backed securities - available for sale         12,505,148       13,627,430
Mortgage-backed securities - held to maturity            1,607,964        1,469,210
Federal Home Loan Bank stock                               549,100          558,000
Loans receivable, net                                   42,192,721       41,661,052
Accrued interest receivable                                309,728          318,255
Foreclosed real estate, net of allowance                    84,919          285,398
Premises and equipment                                     647,901          637,397
Other assets                                                97,208           86,529
                                                       -----------      -----------
          Total assets                                  61,815,683       62,820,363
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                             $43,577,912      $44,137,770
  Advances from Federal Home Loan Bank                  10,825,154       11,159,945
  Advances by borrowers for taxes and insurance             84,727           79,232
  Federal income taxes:
     Currently payable                                                       32,300
     Deferred payable                                      226,948          252,294
  Accrued expenses and other liabilities                   247,101          185,247
                                                       -----------      -----------
          Total liabilities                             54,961,842       55,846,788
                                                       -----------      -----------

Stockholders' Equity:
  Common stock, $.01 par value, 1,500,000 shares
     authorized; 459,093 shares outstanding                  4,591            4,591
  Preferred stock, $.01 par value, 500,000 shares
    authorized; 0 shares outstanding
  Additional paid in capital                             3,369,740        3,374,659
  Treasury Stock, 50,470 shares                           (757,199)        (757,199)
  Unearned ESOP shares                                    (194,288)        (186,116)
  Unearned RRP shares                                     (230,027)        (215,034)
  Retained Earnings                                      4,315,189        4,357,637
  Net unrealized gain on available-for-sale
   securities                                              345,835          395,037
                                                       -----------      -----------
      Total stockholders' equity                         6,853,841        6,973,575
                                                       -----------      -----------
      Total liabilities and stockholders' equity        61,815,683       62,820,363
                                                       ===========      ===========

/TABLE


                            ST LANDRY FINANCIAL CORPORATION
                                OPELOUSAS, LOUISIANA
                                  STATEMENTS OF INCOME
                       QUARTERS ENDED DECEMBER 31, 1996 AND 1997

                                                  DECEMBER 31,       DECEMBER 31,
                                                      1996               1997
                                                  ------------       -----------
INTEREST INCOME
  Loans receivable
      First mortgage loans                        $  779,254          $ $807,053
      Savings account loans                           11,909               9,897
      Consumer loans                                  19,391              17,000
  Investment securities                               39,201              63,738
  Mortgage-backed securities                         194,937             218,557
                                                  ----------          ----------
          Total interest income                    1,044,692           1,116,245
                                                  ----------          ----------
INTEREST EXPENSE
  Deposits                                           501,877             561,908
  Borrowed funds                                     104,610             150,011
                                                  ----------          ----------
          Total interest expense                     606,487             711,919
                                                  ----------          ----------
          Net interest income                        438,205             404,326

PROVISION FOR LOAN LOSSES                                  0                   0
                                                  ----------          ----------
        Net interest income after provision
           for loan losses                           438,205             404,326
                                                  ----------          ----------
NON-INTEREST INCOME
  Service charges and other fees                       5,210               4,726
  Insurance commissions                                6,168               5,834
  Other                                                  181                 253
                                                  ----------          ----------
          Total non-interest income                   11,559              10,813
                                                  ----------          ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                     180,716             216,558
      Occupancy and equipment                         31,605              34,275
      Marketing and other professional services       23,789              31,413
      Deposit insurance premium                       24,907               6,752
      Net loss (gain) on foreclosed real estate          689             (16,396)
      Real estate owned expense                        1,297                 763
      Other                                           84,409              47,769
                                                  ----------          ----------
          Total non-interest expense                 347,412             321,134
                                                  ----------          ----------
          Income before income taxes                 102,352              94,005
INCOME TAX EXPENSE                                    36,000              32,300
                                                  ----------          ----------
NET INCOME                                            66,352              61,705
                                                  ==========          ==========
EARNINGS PER COMMON SHARE                               0.17                0.16
                                                  ==========          ==========
DILUTED EARNINGS PER COMMON SHARE                       0.17                0.17
                                                  ==========          ==========
/TABLE


                                 ST LANDRY FINANCIAL CORPORATION
                                       OPELOUSAS, LOUISIANA
                                     STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997


                                                             DECEMBER 31     DECEMBER 31
                                                                1996             1997
                                                             -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                     $66,352         $61,705
Adjustments to reconcile net income to net cash provided
  by operating activities:
Amortization of premiums and discounts on loans and
  mortgage-backed and related securities                         9,726          19,763
Stock dividends on FHLB stock                                    6,500               0
Deferred loan fees                                               1,670             183
Depreciation of premises and equipment                           7,800          11,200
Net loss(gain) on sale of real estate owned                        690               0
Allocation of ESOP shares                                            0          12,761
Allocation of RRP shares                                             0          15,323
(Increase) decrease in accrued interest receivable             (15,719)         (8,527)
(Increase) decrease in other assets                             70,828          10,679
Increase (decrease) in income taxes payable                          0          32,300
Increase (decrease) in accrued expenses and other
  liabilities                                                 (270,547)        (61,854)
                                                             ---------     -----------
      Net cash provided (used) by operating activities        (122,700)         93,533
                                                             ---------     -----------
CASH FLOW FROM INVESTING ACTIVITIES
Loan originations net of principal repayments                 (420,638)        329,817
Purchase of investment securities - held to maturity                 0        (500,273)
Purchase of Federal Home Loan Bank stock                             0          (8,900)
Purchase of mortgage-backed securities-available for sale     (510,410)     (1,854,098)
Principal repayments of mortgage-backed securities-afs         304,966         691,646
Principal repayments of mortgage-backed securities-htm          73,425         140,745
Investment in foreclosed real estate                            (6,958)         (6,635)
Proceeds from sale of real estate                                3,250               0
Purchases of premises and equipment                            (31,213)           (696)
                                                             ---------     -----------
      Net cash provided (used) by investing activities        (587,578)     (1,208,394)
                                                             ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           $903,183        $559,858
Increase (decrease) in advances from FHLB                       (9,700)        334,791
Increase (decrease) in mortgage escrow funds                     2,166          (5,495)
Cash dividend paid                                                   0         (19,257)
                                                             ---------     -----------
      Net cash provided (used) by financing activities         895,649         869,897
                                                             ---------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             185,371        (244,964)

CASH AND CASH EQUIVALENTS, beginning of period                 140,139         780,554
                                                             ---------     -----------
CASH AND CASH EQUIVALENTS, end of period                       325,510         535,590
                                                             =========     ===========

This statement continued on next page
/TABLE


                                 ST LANDRY FINANCIAL CORPORATION
                                       OPELOUSAS, LOUISIANA
                                     STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                            DECEMBER 31,   DECEMBER 31,
                                                               1996             1997
                                                            -----------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES

Loans originated to facilitate the sale of real estate         $29,250              $0
                                                             =========     ===========

Loan principal reductions resulting from foreclosures on
   real estate owned                                                $0        $193,844
                                                             =========     ===========

Increase in unrealized gain (loss) on securities
 available-for-sale, net of applicable deferred income
 taxes                                                         $57,195         $49,202
                                                             =========     ===========

SUPPLEMENTAL SCHEDULE OF INTEREST
   AND TAXES PAID

Interest paid                                                 $619,093        $550,880
                                                             =========     ===========

Taxes paid                                                          $0              $0
                                                             =========     ===========



See accompanying notes to unaudited consolidated financial statements

/TABLE


                                     ST LANDRY FINANCIAL CORPORATION
                                           OPELOUSAS, LOUISIANA
                               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                             DECEMBER 31, 1997

                                                                 UNALLOCATED   UNALLOCATED                 TOTAL
                                   COMMON   TREASURY   RETAINED    ESOP RRP     UNREALIZED              SHAREHOLDERS'
                                   STOCK     STOCK     EARNINGS     SHARES        SHARES    GAIN(L0SS)     EQUITY
                                 ---------  ---------  ---------  ----------   -----------  ----------  -------------

Balance October 1, 1997          3,374,331  (757,199)  4,315,189   (194,288)     (230,027)     345,835     6,853,841

Allocation of earned RRP shares     (2,232)                                        14,993                     12,761

Allocation of earned ESOP shares
 at fair value                       7,151                            8,172                                   15,323

Dividends Paid                                           (19,257)                                            (19,257)

Net change in unrealized gain
 (loss) on available-for-sale
 securities                                                                                     49,202        49,202

Net income for the three months
  ended December 31, 1997                                 61,705                                              61,705

                                 ---------  --------   ---------   --------      --------      -------     ---------
Balance December 31, 1996        3,379,250  (757,199)  4,357,637   (186,116)     (215,034)     395,037     6,973,575
                                 =========  ========   =========   ========      ========      =======     =========

/TABLE

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

  Certain information and note disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes presented in Form 10-KSB filed for the fiscal year ended September 30, 1997. St. Landry Financial Corporation believes that the disclosures are adequate to make the information presented not misleading. The financial data and results of operations for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2--Earnings Per Share

  The Company adopted FAS 128, Earnings per Share, as of December 31, 1997. Restatement of all prior years presented is required. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The Statement also requires dual presentation of basic and diluted EPS by companies with complex capital structures, and requires a reconciliation of the numerator and denominator of basic EPS to those for diluted EPS. Basic EPS includes no dilution, and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution of securities such as, in the case of the Company, options and restricted stock grants.


                                                 Three months ended December 31, 1997
                                          --------------------------------------------------
                                            Income                 Shares          Per-share
                                          (Numerator)          (Denominator)        Amount
                                          -----------          -------------       ---------
Basic EPS
Income available to common stockholders     61,705                371,838          $ 0.17

Effect of Dilutive Securities
Stock Options Outstanding                                           2,722
Restricted Stock Grants                                             3,820

Diluted EPS
Income available to common stockholders
   plus assumed conversions                 61,705                378,380           $ 0.16



                                                 Three months ended December 31, 1996
                                          --------------------------------------------------
                                            Income                 Shares          Per-share
                                          (Numerator)          (Denominator)        Amount
                                          -----------          -------------       ---------
Basic EPS
Income available to common stockholders     66,352                389,734           $ 0.17

Effect of Dilutive Securities
Stock Options Outstanding                                           1,397
Restricted Stock Grants                                             3,732

Diluted EPS
Income available to common stockholders
   plus assumed conversions                 66,352                394,863           $ 0.17

/TABLE

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The principle business of the Company is that of a community-oriented financial intermediary attracting deposits from the general public and using such deposits, along with borrowed funds through FHLB advances, to originate one-to four family residential loans, and to a lesser extent, commercial real estate, one-to four family construction, multi-family and consumer loans. These funds have also been used to purchase mortgage-backed securities, U.S. government and agency obligations and other permissible securities.

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


FINANCIAL CONDITION

  The Company's total assets were $61.8 million at September 30, 1997 as
compared to $62.8 million at December 31, 1997.   The 1.0% increase in assets
over the three month period is a direct result of purchases of mortgage-backed and investment securities.

  Net loans receivable decreased by $600,000 from $42.2 million at September 30, 1997 to $41.6 million at December 31, 1997. The decrease was due to an increase in principal repayments and due to foreclosure proceedings on three properties.

  Total investment securities increased by $601,000 from $3.0 million at September 30, 1997 to $3.6 million at December 31, 1997. The increase was primarily due to the purchase of a $500,000 investment and an increase in unrealized gains on investment securities available for sale totaling $100,000. This increase in unrealized gains on investment securities available for sale was primarily due to favorable interest rates and increased market prices on marketable securities held in the Company's portfolio.

  The Company experienced a $984,000 increase in mortgage-backed securities during the three month period ending December 31, 1997. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $39,000 at December 31, 1997, a $26,000 increase from September 30, 1997. Additional mortgage-backed securities were purchased totalling $1.9 million, during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

  Deposits increased by $560,000 from $43.6 million at September 30, 1997 to $44.1 million at December 31, 1997. The increase was due to additional monies deposited in time deposit certificates based on the Association's emphasizing certificates with six to twelve month maturities.

  Federal Home Loan Bank advances increased by $335,000 from $10.8 million at September 30, 1997 to $11.2 million at December 31, 1997. Proceeds from such borrowings were used to purchase mortgage-backed securities.

  Total stockholders' equity increased by $120,000 from $6,854,000 at September 30, 1997 to $6,974,000 at December 31, 1997. Stockholders' equity increased by $49,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition, net income for the three month period increased total stockholders' equity by $62,000 and the reduction in unearned ESOP and RRP shares increased stockholders equity by $28,000. Partially offsetting these increases was a cash dividend of $19,000.

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


                                   September 30, 1997       December 31, 1997
                                   ------------------       -----------------
                                               (Dollars in Thousands)
Non-Performing Assets
Non-accruing loans:
  One-to four-family                      $717                      $707
  Consumer                                 154                       161
Total                                      871                       868
Foreclosed assets:
 one-to four-family                        122                       323
Total non-performing assets               $993                    $1,191

Total as a percentage of
  total assets                            1.61%                     1.90%


  Non-performing assets increased by $198,000 over the three month period ended December 31, 1997, due to a decline in non-accruing loans of $3,000, and an increase in real estate owned of $201,000. In December 1997 foreclosure proceedings were finalized on three properties totaling $201,000, however two of these properties already had commitments for sales with no additional losses or reserves required.

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

  The Company's allowance for loan losses totaled $556,000 and $551,000, for September 30, 1997 and December 31, 1997, respectively. The allowance for loan losses as a percentage of net loans receivable equaled 1.32% at September 30, 1997 and 1.33% at December 31, 1997.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Quarters Ended December 31, 1996 and
1997

  General. The Company had net income of $66,000 for the three months ended December 31, 1996, as compared to $62,000 for the three months ended December 31, 1997. The decrease in net income was primarily due to a decrease in net interest income of $34,000, partially offset by a decrease of $26,000 in non-interest expense and a decrease of $4,000 in income tax expense.

  Interest Income. Interest income increased by $71,000 from $1,044,000 for the three months ended December 31, 1996 to $1,116,000 for the three months ended December 31, 1997. This increase was due primarily to the increase from
12.0 million of mortgage-backed securities to 14.5 million of mortgage-backed securities outstanding over the comparative three month periods, and an increase in the average interest rates from 6.58% to 6.81%.

  Interest Expense. Interest expense increased by $106,000 from $606,000 for the three months ended December 31, 1996 to $712,000 for the three months ended December 31, 1997. This was due primarily to the increased cost of funds. The cost of funds increased because of increased Federal Home Loan Bank borrowings outstanding during the three months that cost higher than deposit accounts and the overall increase in interest rates paid on deposits from the prior year. Total interest-bearing liabilities increased from $50.5 million during the quarter ended December 31, 1996 to $55.1 million during the quarter ended December 31, 1997. The weighted average cost of funds was 4.95% and 5.24% during the three month period ended December 31, 1996 and 1997, respectively.

  Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income decreased by $34,000 from $438,000 for the three months ended December 31, 1996 to $404,000 for the three months ended December 31, 1997. The decrease was due to a greater increase in interest expense than the increase in interest income, caused by increased yields on deposits and borrowings.

  Provision for Loan Losses. No provision for loan losses was deemed necessary for the three months ended December 31, 1997 and 1996.
Non-performing assets were $775,000 and $1,191,000 at December 31, 1996 and 1997, respectively. Non-performing assets as a percentage of total assets were 1.34% and 1.90% at December 31, 1996 and 1997, respectively.

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

  Non-interest Income. Non-interest income was relatively consistent during the three month ended December 31, 1996 and June 30, 1997.

  Non-interest Expense. Total non-interest expense decreased by $26,000 from $347,000 for the three months ended December 31, 1996 to $321,000 for the three months ended December 31, 1997. Decreases in real estate expenses of $17,000, FDIC insurance premiums of $18,000 and other expenses of 37,000 were offset by increases in compensation and benefits expenses of $36,000, occupancy and equipment expenses of $3,000, and marketing and other professional services of $7,000. Compensation and benefits expense increased due to a reduction in unearned RRP and ESOP shares which is accounted for monthly now instead of annually. Other expense reduced due to the fact that the annual shareholder assessment taxes are being accrued monthly anticipating the tax for December.

  Income Tax Provision. Income tax expense decreased by $4,000 for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996. The decrease was due to a decrease in pre-tax income.


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

  Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given
period.   At September 30, 1997 and December 31, 1997 liquidity eligible assets totaled $2.7 million and $2.7 million, respectively. At those same dates, the Association's liquidity ratios were 5.2% and 5.4%, respectively, all in compliance with the 4% minimum regulatory requirement.

  The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At December 31, 1997, the Association had outstanding commitments to extend credit which amounted to $1.1 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

  At December 31, 1997, the Company had $26.1 million in certificates of deposit due within one year and $9.9 million in other deposits without specific maturity. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

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

  The following table sets forth First Federal's compliance with each of its capital requirements as of December 31, 1997 (dollars in thousands).


                        Current            Actual
                        Capital            Association        Capital
                        Requirement        Capital             Excess
                      --------------     --------------   ----------------
                      Amount      %      Amount      %     Amount       %
                      ------     ---     ------     ---    ------      ---

Tangible Capital        936     1.50%     5,737    9.19%    4,801     7.69%

Core Capital          1,873     3.00%     5,737    9.19%    3,864     6.19%

Risk-Based Capital    2,688     8.00%     6,116   18.20%    3,428    10.20%


  Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations. First Federal is considered a well capitalized institution based upon its capital ratios at December 31, 1997. Total capital includes general loan loss reserves of $379,000.

  The Company is taking steps to make sure that it is in compliance with the Year 2000 project. It has taken adequate steps in reviewing possible equipment problems and has obtained written documentation from the service bureaus that are currently supporting its operations. At this time management is working on a contingency plan for the year 2000 that will cover any operational problems that could arise and would have to be solved.

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

       Exhibit 27 -- Financial Data Schedule

  (b) Reports on Form 8-K

       Not Applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            St. Landry Financial Corporation
                        (Registrant)




Date: February 17, 1998    /s/ Wayne McK. Gilmore
                           ----------------------
                           Wayne McK. Gilmore
                           President


Date: February 17, 1998   /s/ Jutta Codori
                          -----------------------
                          Jutta Codori
                          Controller