Form 10QSB
period 1998-03-31
ST LANDRY FINANCIAL CORP
filed 1998-05-14
CIK 933981

                              FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended     March 31, 1998

                                  OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

  For the transition period from ______________  to _______________



  Commission File Number         0-25486


                    St. Landry Financial Corporation
                    --------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                          72-1284436
-------------------------------     ---------------------------------
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

Yes   X             No
    ----              ----

  State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

   Common Stock,
par value $.01 per share                     407,873
------------------------        ---------------------------------
      Class                      (Outstanding at March 31, 1998)


Transitional Small Business Disclosure Format:

Yes               No   X
   ------            -----

                       ST. LANDRY FINANCIAL CORPORATION

                                    INDEX

                                                              Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


  Consolidated Statement of Financial Condition,
    September 30, 1997 and March 31, 1998                            1

  Consolidated Statement of Operations,
    Quarters Ended March 31, 1997 and 1998                           2

  Consolidated Statement of Operations,
    Six Months Ended March 31, 1997 and 1998                         3

  Consolidated Statement of Changes in Stockholder's Equity          4

  Consolidated Statement of Cash Flows,
    Six Months Ended March 31, 1997 and 1998                         5-6

  Notes to Consolidated Financial Statements                         7-8

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 9-14


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      15

     Item 2.  Changes Upon Securities                                15

     Item 3.  Defaults Upon Senior Securities                        15

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                       15

     Item 5.  Other Information                                      15

     Item 6.  Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                           16


                         ST LANDRY FINANCIAL CORPORATION
                            OPELOUSAS, LOUISIANA
                       STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1997 AND MARCH 31, 1998

                                                       SEPTEMBER 30,       MARCH 31,
                                                            1997             1997
                                                       -------------    -------------
ASSETS
Cash and cash equivalents                              $   780,554      $ 1,038,705
Investment securities - available for sale               1,952,316        2,136,126
Investment securities - held to maturity                 1,088,124        1,590,157
Mortgage-backed securities - available for sale         12,505,148       13,072,547
Mortgage-backed securities - held to maturity            1,607,964        1,167,936
Federal Home Loan Bank stock                               549,100          591,200
Loans receivable, net                                   42,192,721       42,142,260
Accrued interest receivable                                309,728          305,473
Foreclosed real estate, net of allowance                    84,919          129,716
Premises and equipment                                     647,901          626,297
Other assets                                                97,208           50,062
                                                       -----------      -----------
          Total assets                                  61,815,683       62,850,479
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                             $43,577,912      $44,731,130
  Advances from Federal Home Loan Bank                  10,825,154       10,345,662
  Advances by borrowers for taxes and insurance             84,727           84,784
  Federal income taxes:
     Currently payable                                           0           40,668
     Deferred payable                                      226,948          278,501
  Accrued expenses and other liabilities                   247,101          276,757
                                                       -----------      -----------
          Total liabilities                             54,961,842       55,757,502
                                                       -----------      -----------

Stockholders' Equity:
  Common stock, $.01 par value, 1,500,000 shares
     authorized; 459,093 shares outstanding                  4,591            4,591
  Preferred stock, $.01 par value, 500,000 shares
    authorized; 0 shares outstanding
  Additional paid in capital                             3,369,740        3,379,577
  Treasury Stock, 50,470 and 51,220 shares                (757,199)        (769,699)
  Unearned ESOP shares                                    (194,288)        (177,944)
  Unearned Recognition and Retention Plan shares          (230,027)        (200,041)
  Retained Earnings                                      4,315,189        4,410,584
  Net unrealized gain on available-for-sale
   securities                                              345,835          445,909
                                                       -----------      -----------
      Total stockholders' equity                         6,853,841        7,092,977
                                                       -----------      -----------
      Total liabilities and stockholders' equity        61,815,683       62,850,479
                                                       ===========      ===========

/TABLE

                            ST LANDRY FINANCIAL CORPORATION
                                OPELOUSAS, LOUISIANA
                                  STATEMENTS OF INCOME
                         QUARTER ENDED MARCH 31, 1997 AND 1998

                                                    MARCH 31,          MARCH 31,
                                                      1997               1998
                                                  ------------       -----------
INTEREST INCOME
  Loans receivable
      First mortgage loans                         $  781,973           $834,453
      Savings account loans                            10,544              8,855
      Consumer loans                                   12,392             17,682
  Investment securities                                51,484             66,635
  Mortgage-backed securities                          211,170            219,017
                                                   ----------          ---------
          Total interest income                     1,067,563          1,146,642
                                                   ----------          ---------
INTEREST EXPENSE
  Deposits                                            512,091            555,597
  Borrowed funds                                       93,387            159,219
                                                   ----------          ---------
          Total interest expense                      610,478            714,816
                                                   ----------          ---------
          Net interest income                         457,085            431,826

PROVISION FOR LOAN LOSSES                               5,000                  0
                                                   ----------          ---------
          Net interest income after provision
           for loan losses                            452,085            431,826
                                                   ----------          ---------
NON-INTEREST INCOME
  Service charges and other fees                        4,315              6,344
  Insurance commissions                                 5,392              5,108
  REO operations                                            0                  0
  Other                                                   132                345
                                                   ----------          ---------
          Total non-interest income                     9,839             11,797
                                                   ----------          ---------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and benefits                       227,698            207,314
      Occupancy and equipment                          35,441             41,283
      Marketing and other professional services        34,247             46,719
      Deposit insurance premium                         1,395              6,890
      Net loss (gain) on foreclosed real estate             0             (3,904)
      Real estate owned expense                        (1,436)            (2,784)
      Other                                            46,949             54,958
                                                   ----------          ---------
          Total non-interest expense                  344,294            350,476
                                                   ----------          ---------
          Income before income taxes                  117,630             93,147

INCOME TAX EXPENSE                                     43,000             40,200
                                                   ----------          ---------
NET INCOME                                             74,630             52,947
                                                   ==========          =========
EARNINGS PER COMMON SHARE                               $0.19              $0.14
                                                   ==========          =========
DILUTED EARNINGS PER COMMON SHARE                       $0.19              $0.14
                                                   ==========          =========
/TABLE

                            ST LANDRY FINANCIAL CORPORATION
                                OPELOUSAS, LOUISIANA
                                  STATEMENTS OF INCOME
                        SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                    MARCH 31,          MARCH 31,
                                                      1997               1998
                                                  ------------       -----------
INTEREST INCOME
  Loans receivable
      First mortgage loans                        $1,561,227          $1,641,506
      Savings account loans                           22,453              18,752
      Consumer loans                                  31,783              34,682
  Investment securities                               90,685             130,373
  Mortgage-backed securities                         406,107             437,574
                                                  ----------          ----------
          Total interest income                    2,112,255           2,262,887
                                                  ----------          ----------
INTEREST EXPENSE
  Deposits                                         1,013,968           1,117,505
  Borrowed funds                                     202,997             309,230
                                                  ----------          ----------
          Total interest expense                   1,216,965           1,426,735
                                                  ----------          ----------
          Net interest income                        895,290             836,152

PROVISION FOR LOAN LOSSES                              5,000                   0
                                                  ----------          ----------
 Net interest income after provision
           for loan losses                           890,290             836,152
                                                  ----------          ----------
NON-INTEREST INCOME
  Service charges and other fees                       9,525              11,070
  Insurance commissions                               11,560              10,942
  REO operations                                           0                   0
  Other                                                  313                 598
                                                  ----------          ----------
          Total non-interest income                   21,398              22,610
                                                  ----------          ----------
NON-INTEREST EXPENSE
  General and administrative
      Compensation and  benefits                     408,414             423,872
      Occupancy and equipment                         67,046              75,558
      Marketing and other professional services       58,036              78,132
      Deposit insurance premium                       26,302              13,642
      Net loss (gain) on foreclosed real estate          690             (20,300)
      Real estate owned expense                         (139)             (2,021)
      Other                                          131,357             102,727
                                                  ----------          ----------
          Total non-interest expense                 691,706             671,610
                                                  ----------          ----------
          Income before income taxes                 219,982             187,152

INCOME TAX EXPENSE                                    79,000              72,500
                                                  ----------          ----------
NET INCOME                                           140,982             114,652
                                                  ==========          ==========
EARNINGS PER COMMON SHARE                              $0.36               $0.31
                                                  ==========          ==========
DILUTED EARNINGS PER COMMON SHARE                      $0.36               $0.30
                                                  ==========          ==========
/TABLE


                                     ST LANDRY FINANCIAL CORPORATION
                                           OPELOUSAS, LOUISIANA
                               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                MARCH 31, 1998

                                                                  UNALLOCATED  UNALLOCATED                 TOTAL
                                   COMMON   TREASURY   RETAINED      ESOP          RRP      UNREALIZED  SHAREHOLDERS'
                                   STOCK     STOCK     EARNINGS     SHARES       SHARES     GAIN(L0SS)     EQUITY
                                 ---------  ---------  ---------  ----------   -----------  ----------  -------------

Balance October 1, 1997          3,374,331  (757,199)  4,315,189   (194,288)     (230,027)     345,835     6,853,841

Net change in unrealized gain
 (loss) on available-for-sale
 securities                                                                                    100,074       100,074

Purchase of Treasury Stock                   (12,500)                                                        (12,500)

Dividends Paid                                           (19,257)                                            (19,257)

Allocation of earned RRP shares     (4,464)                                        29,986                     25,522

Allocation of earned ESOP shares    14,301                           16,344                                   30,645

Net income for the six months
  ended March 31, 1997                                   114,652                                             114,652

                                 ---------  --------   ---------   --------      --------      -------     ---------
Balance March 31, 1997           3,384,168  (769,699)  4,410,584   (177,944)     (200,041)     445,909     7,092,977
                                 =========  ========   =========   ========      ========      =======     =========

/TABLE


                                 ST LANDRY FINANCIAL CORPORATION
                                       OPELOUSAS, LOUISIANA
                                     STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED MARCH 31, 1997 AND 1998


                                                              MARCH 31,       MARCH 31,
                                                                1997             1998
                                                             -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                     $140,982        $114,652
Adjustments to reconcile net income to net cash provided
  by operating activities:
Amortization of premiums and discounts on loans and
  mortgage-backed and related securities                         17,924          54,311
Allocation of ESOP shares                                             0          30,645
Allocation of RRP shares                                         54,701          25,522
Provision for loan losses                                         5,000               0
Deferred loan fees                                                  991           1,064
Depreciation of premises and equipment                           16,900          22,300
Net loss(gain) on sale of real estate owned                         690         (20,300)
(Increase) decrease in accrued interest receivable              (13,736)          4,255
(Increase) decrease in other assets                              41,195          47,146
Increase (decrease) in income taxes payable                      16,350          40,668
Increase (decrease) in accrued expenses and other
 liabilities                                                   (258,057)         29,678
                                                              ---------     -----------
      Net cash provided (used) by operating activities           22,940         349,941
                                                              ---------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
Loan originations net of principal repayments                  (299,285)         24,391
Purchase of investment securities - held to maturity           (594,811)       (500,273)
Maturity of investment securities - held to maturity            500,000               0
Purchase of Federal Home Loan Bank stock                        (33,700)        (42,100)
Purchase of mortgage-backed securities-available for sale    (1,590,726)     (2,276,350)
Principal repayments of mortgage-backed securities-
 available for sale                                             663,010       1,630,294
Principal repayments of mortgage-backed securities-
 held to maturity                                               912,571         435,679
Investment in foreclosed real estate                             (6,900)        (16,661)
Proceeds from sale of real estate                                 3,250          11,900
Purchases of premises and equipment                             (36,195)           (696)
                                                              ---------     -----------
      Net cash provided (used) by investing activities         (482,786)       (733,816)
                                                              ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                             626,915      $1,153,218
Increase (decrease) in advances from FHLB                        34,576        (479,492)
Increase (decrease) in mortgage escrow funds                     15,087              57
Proceeds from sale of common stock                                    0               0
Purchase of treasury stock                                     (346,186)        (12,500)
Cash dividend paid                                                    0         (19,257)
                                                              ---------     -----------
      Net cash provided (used) by financing activities          330,392         642,026
                                                              ---------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (129,454)        258,151

CASH AND CASH EQUIVALENTS, beginning of period                  385,363         780,554
                                                              ---------     -----------
CASH AND CASH EQUIVALENTS, end of period                        255,909       1,038,705
                                                              =========     ===========
This statement continued on next page
/TABLE


                                 ST LANDRY FINANCIAL CORPORATION
                                       OPELOUSAS, LOUISIANA
                                     STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                             MARCH 31,     MARCH 31,
                                                               1997          1998
                                                            -----------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES

Loans originated to facilitate the sale of real
 estate owned                                                $  29,250      $  234,000
                                                            ==========      ==========

Loan principal reductions resulting from foreclosures
 on real estate owned                                               $0      $  253,758
                                                            ==========      ==========

Increase in unrealized gain (loss) on securities
 available-for-sale, net of applicable deferred income
 taxes                                                       $  51,948      $  100,074
                                                            ==========      ==========

SUPPLEMENTAL SCHEDULE OF INTEREST
   AND TAXES PAID

Interest paid                                               $1,008,463      $1,092,165
                                                            ==========      ==========

Taxes paid                                                  $   62,650      $   32,380
                                                            ==========      ==========



See accompanying notes to unaudited consolidated financial statements
/TABLE

ST. LANDRY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-Basis of Presentation

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


NOTE 2-Earnings Per Share

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


                                                      Six months ended March 31, 1998
                                          --------------------------------------------------
                                            Income                 Shares          Per-share
                                          (Numerator)          (Denominator)        Amount
                                          -----------          -------------       ---------
Basic EPS
Income available to common stockholders     114,652               373,807           $ 0.31

Effect of Diluted Securities
Stock Options Outstanding                                           2,360
Restricted Stock Grants                                             4,158

Diluted EPS
Income available to common stockholders
   plus assumed conversions                 114,652               380,325           $ 0.30



                                                   Six months ended March 31, 1997
                                          --------------------------------------------------
                                            Income                 Shares          Per-share
                                          (Numerator)          (Denominator)        Amount
                                          -----------          -------------       ---------
Basic EPS
Income available to common stockholders     140,982               389,194           $ 0.36

Effect of Dilutive Securities
Stock Options Outstanding                                           2,414
Restricted Stock Grants                                             1,326

Diluted EPS
Income available to common stockholders
   plus assumed conversions                 140,982               392,934           $ 0.36


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principle business of the Company is that of a community-oriented financial intermediary attracting deposits from the general public and using such deposits to originate one-to-four family residential loans, and to a lesser extent, commercial real estate, one-to-four family construction, multifamily and consumer loans. These funds have also been used to purchase mortgage-backed securities, U.S. government and agency obligations and other permissible securities.

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

     The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other as of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand, the availability of funds for lending activities, and changes in real estate values.

FINANCIAL CONDITION

     The Company's total assets were $61.8 million at September 30, 1997 as compared to $62.8 million at March 31, 1998. The 1.0% increase in assets over the six month period is a direct result of purchases of investment and mortgage-backed securities.

     Net loans receivable remained constant at 42.1 million at September 30, 1997 and at March 31, 1998. Loan originations were offset by principal repayments during the period.

     Total investment securities increased by $685,000 from $3.0 million at September 30, 1997 to $3.7 million at March 31, 1998. The increase was primarily due to the purchase of a $500,000 investment security and an increase in unrealized gains on investment securities available for sale totaling $185,000. This increase in unrealized gains on investment securities available for sale was primarily due to favorable interest rates and increased market prices on marketable securities held in the Company's portfolio.

     The Company experienced a $127,000 increase in mortgage-backed securities during the six month period ending March 31, 1998. Unrealized losses recorded in the mortgage-backed securities-available for sale portfolio amounted to $45,000 at March 31, 1998, a $32,000 increase from September 30, 1997. Additional mortgage-backed securities were purchased totaling $2.3 million during the period, partially offset by principal repayments, amortization of premiums, and accretion of discounts.

     Deposits increased by $1.1 from $43.6 million at September 30, 1997 to $44.7 million at March 31, 1998. The increase was due to additional monies deposited in time deposit certificates emphasizing six to twelve month maturities.

     Federal Home Loan Bank advances decreased by $500,000 from $10.8 million at September 30, 1997 to $10.3 million at March 31, 1998. Borrowing proceeds are used to fund a portion of loan originations, and purchase mortgage-backed securities.

     Total stockholder's equity increased by $239,000 from $6.8 million at September 30, 1997 to $7.1 million at March 31, 1998. Stockholders' equity increase by $100,000, as a result of an after-tax net unrealized gain on investment securities-available for sale and mortgage-backed securities-available for sale. In addition, net income for the six month period increased total stockholders' equity by $115,000 and the reduction in unearned ESOP and RRP shares increased stockholders' equity by 56,000. Partially offsetting these increases was a cash dividend of $19,000, and the purchase of 750 shares of Treasury stock in the amount of $13,000.

ASSET QUALITY

Non-performing Loans and Investments in Real Estate

     The table below sets forth the amounts and categories of nonperforming assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At the dates presented, the Company had no accruing loans which were contractually past due 90 days or more and no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement loans.


                                   September 30, 1997         March 31, 1998
                                   ------------------       -----------------
                                               (Dollars in Thousands)
Non-Performing Assets
Non-accruing loans:
  One-to four-family                      $717                      $370
  Consumer                                 154                       162
Total                                      871                       532
Foreclosed assets:
 one-to four-family                        122                       167
Total non-performing assets               $993                      $699

Total as a percentage of
  total assets                            1.61%                     1.11%




     Non-performing assets decreased by $294,000 over the six month period ended March 31, 1998, due to a decline in non-accruing loans of $339,000, partially offset by an increase of $45,000 in real estate owned due to foreclosure of a property, that had a commitment for sale with no additional losses or reserves required.

Allowance for Losses on Loans and Real Estate Owned

     The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for losses.

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for losses on loans at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

     The Company's allowance for loan losses totaled $556,000 and $551,000, for September 30, 1997 and March 31, 1998, respectively. Allowance for losses on loans as a percentage of net loans receivable equaled 1.32% at September 30, 1997 and 1.31% at March 31, 1998.

RESULTS OF OPERATIONS

Comparison of Operating Results for Quarters Ended March 31, 1997 and 1998

     General. The Company had net income of $75,000 for the three months ended March 31, 1997, as compared to $53,000 for the three months ended March 31, 1998. The decrease in net income was primarily due to a decrease in net interest income of $25,000 and an increase in total non-interest expense of $6,000, partially offset by a decrease of $3,000 in income tax expense, a decrease in provision for loan losses of $5,000 and an increase in other income of $1,000.

     Interest Income. Interest income increased by $79,000 from $1,067,000 for the three months ended March 31, 1997 to $1,146,000 for the three months ended March 31, 1998. The $79,000 increase was due primarily to the increase in the average balance of loans receivable of approximately $1.9 million, resulting in an increase in interest on loans of $56,000. The increase of $23,000 in interest earned on mortgage-backed securities and investment securities was due to an average balance increase of $2.1 million over the comparable periods.

     Interest Expense. Interest expense increased by $105,000 from $610,000 for the three months ended March 31, 1997 to $715,000 for the three months ended March 31, 1998. This was due primarily to the increased cost of funds. Cost of funds increased because of increased average balance of Federal Home Loan Bank borrowings outstanding during the three months with a higher cost than deposit accounts and the overall increase in interest rates paid on deposits from the prior year. Total average balance of interest-bearing liabilities increased from $50.2 million at March 31, 1997 to $55.1 million at March 31, 1998. The weighted average cost of funds was 4.96% and 5.24% at March 31, 1997 and 1998, respectively. Consequently, increased interest-bearing liabilities, in conjunction with increased funding cost, caused an increase of interest expense for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1998.

     Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income decreased by $25,000 from $457,000 for the three months ended March 31, 1997 to $432,000 for the three months ended March 31, 1998. The decrease was due to a greater increase in interest expense that the increase in interest income, caused by increased rates paid on deposits and borrowings.

     Provision for Loan Losses. The provision for loan losses was $5,000 for the three months ended March 31, 1997. An additional provision for loan losses was not deemed necessary for the three months ended March 31, 1998. Non-performing assets were $748,000 and $699,000 at March 31, 1997 and 1998 respectively. Non-performing assets as a percentage of total assets were 1.30% and 1.11% at March 31, 1997 and 1998, respectively.

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

     Non-interest Income. Non-interest income increased by $2,000 from $10,000 for the quarter ended March 31, 1997 to $12,000 for the quarter ended March 31, 1998. The increase was due to an increase in service charges.

     Non-interest Expense. Total non-interest expense increased by $6,000 from $344,000 for the three months ended March 31, 1997 to $350,000 for the three months ended March 31, 1998. There were increases in occupancy and equipment expense of $6,000, marketing and other professional services of $12,000, deposit insurance premium of 6,000 and other expenses of $8,000. These increases were offset by decreases in compensation and benefits of $20,000, real estate owned of $2,000 and increases in gain on foreclosed real estate of $4,000.

     Income Tax Provision. Income tax expense decreased by $3,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 due to a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended March 31, 1997 and
1998

     General. Net income totaled $141,000 and $115,000, respectively for the six month ended March 1997 and 1998. The decrease was primarily due a decrease in net interest income of $59,000. The decrease was partially offset by an increase in non-interest income of $1,000 and a decrease of $20,000 in non-interest expense, a reduction of $5,000 in provisions for loan loss and a reduction in income tax expense of $7,000.

     Interest Income. Total interest income increased by $151,000 for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The increase resulted from an increase of $5.1 million in the average balance of interest-earning assets, primarily the loan portfolio and mortgage backed securities.

     Interest Expense. Total interest expense increased by $210,000 during the six month period ended March 31, 1998, as compared to the six month period ended March 31, 1997. The weighted average cost of funds was 4.96% at March 31, 1997 and 5.24% at March 31, 1998. This was due primarily to higher prevailing rates of interest in the Company's market. Cost of funds also increased because of increased borrowings outstanding during the six month period, which were used to fund additional lending and the purchase of mortgage backed securities. The higher average balance of Federal Home Loan Bank advances outstanding resulted in an increase of $106,000 in interest expense on borrowed funds.

     Net Interest Income. The Company's net income is dependent upon net interest income. Net interest income decreased by $59,000 from $895,000 for the six month ended March 31, 1997 to $836,000 for the six months ended March 31, 1998. The decrease was due to a greater increase in interest expense than the increase in interest income, caused by increased rates paid on deposits and borrowings.

     Provision for Loan Losses. The provision for loan losses was $5,000 for the six months ended March 31, 1997. An additional provision for loan losses was not deemed necessary for the three months ended March 31, 1998. The provision for loan losses is determined by management, based on monthly reviews of problem assets.

     Non-interest Income. Late charges and insurance commissions are the focus of non-interest income for the Company. Non-interest income totaled $21,000 for the six months ended March 31, 1997, as compared to $23,000 for the six months ended March 31, 1998. The slight increase was due to service charges and other fees collected.

     Non-interest Expense. Non-interest expense totaled $692,000 for the six months ended March 31, 1997, as compared to $672,000 for the six months ended March 31, 1998. The decrease of $20,000, was caused by decreases in real estate owned expenses of $2,000, FDIC insurance expenses of $12,000, other expenses of $29,000 and gain on foreclosed real estate of $21,000. Offsetting these decreased expenses were an increase in compensation and benefits expenses of $15,000, occupancy and equipment expenses of $9,000 and marketing and professional expenses of $20,000. Other expenses declined due to the shareholder assessment tax that had been paid in October of 1996.

     Provision for Income Taxes. Income tax expenses for the six month period ended March 31, 1997 was $79,000, as compared to $72,500 for the six month period ended March 31, 1998. The decrease was due to a decrease in pre-tax income of the comparable time period. Pre-tax income was $220,000 and $187,000, respectively, for the six month periods.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed securities, and investment securities. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FBLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.

     Federal regulations have required the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, government agency and other securities and obligations generally having remaining maturities of less than five years. The Association's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed and related securities. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997 and March 31, 1998 liquidity eligible assets totaled $2.7 million and $2.2 million, respectively. At those same dates, the Association's liquidity ratios were 5.2% and 5.6%, respectively, all in excess of the 4% minimum regulatory requirement.

     The Association uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At March 31, 1998 the Association had outstanding commitments to extend credit which amounted to $1,120,000. Management believes that loan repayments and other sources of funds will be adequate to meet the Association's foreseeable liquidity needs.

     At March 31, 1998, the Company had $21.0 million in certificates of deposit due within one year and $14.5 million in other deposits with specific maturity dates. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

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

     The following table sets forth First Federal's compliance with each of its capital requirements as of March 31, 1998 (dollars in thousands).


                        Current            Actual
                        Capital            Association        Capital
                        Requirement        Capital             Excess
                      --------------     --------------   ----------------
                      Amount      %      Amount      %     Amount       %
                      ------     ---     ------     ---    ------      ---

Tangible Capital        936     1.50%     5,828    9.34%    4,892     7.84%
Core Capital          1,872     3.00%     5,828    9.34%    3,956     6.34%
Risk-Based Capital    2,689     8.00%     6,199   18.45%    3,510    10.45%


     Tangible and core capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations. First Federal is considered a well capitalized institution based upon its capital ratios at March 31, 1998. Total capital includes general loan loss reserves of $371,000.

     The Company is taking steps to make sure that it is in compliance with the Year 2000 project. It has taken steps to review possible equipment problems and has obtained written documentation from the service bureaus that are currently supporting its operations. At this time management is taking steps to complete a contingency plan for the Year 2000 that will cover any operational problems that could arise and would have to be solved. The Company's data processing operations are in the process of being revised and updated in order to comply with Year 2000 requirements, as well as to allow the Company to be more competitive in its market area. Also it was felt by management that since a branch location will be opened in Eunice, Louisiana by September this will benefit operational income. Another service the company will be offering come September is Checking Accounts which should increase future service fee income.

     The Company determined to deregister with the Securities and Exchange Commission, at its April Board of Directors meeting. It was discussed that deregistration would benefit the Company by reducing expenses. Limited financial information will still be available to all stockholders.

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

                St. Landry Financial Corporation
                              (Registrant)



Date:     May 14, 1998              /s/ Wayne McK. Gilmore
          ----------------------    ---------------------------
                                    Wayne McK. Gilmore
                                    President


Date:     May 14, 1998              /s/ Jutta Codori
          ----------------------    ---------------------------
                                    Jutta Codori
                                    Controller